Form 10-K
period 2008-12-31
Dover Holding Corp
filed 2009-04-03
CIK 1445635

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
___________________________

FORM 10-K

(mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No.  000-53469

Dover Holding Corporation
(Exact Name of registrant as specified in its charter)

Nevada	86-0883291
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1818 N. Farwell Ave – Milwauke, WI	53202
(Address of Principal Executive Offices)	(Zip Code)

(414) 286-2605
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:  par value $.001 Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity of the registrant as of June 30, 2008 and as of December 31, 2008:  There has been no public trading market for the company stock.

(ISSURERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by  Section  12,  13 or 15(d) of the  Exchange  Act after  the  distribution  of securities under a plan confirmed by a court. Yes ☐ No [_]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of March  31, 2008 there were 27,115,376 shares of common stock outstanding.

DOVER HOLDING CORPORATION

FORWARD-LOOKING STATEMENTS

Certain statements made in this report on Form 10-K are "forward-looking statements" regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Dover Holding Corporation (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1.	Description of Business.

Overview

Dover Holding Corporation (the “Company”) was formed and incorporated in the state of Nevada on December 5, 1995.  On June 1, 2008, the Company began operations focused on real estate ownership and consultation, with a primary focus on the real estate interests of micro-cap public companies.   In order to implement the Company’s business plan, the Company appointed Frank P. Crivello as Chairman and Chief Executive Officer (CEO), and acquired the domain name “nnn.net” and “nnn.bz”, as a web portal, from Santa Clara Partners, LLC, a company managed by our CEO,  President and largest shareholder.

History

The Company was initially formed under the name Business Valet Services Corp.  The Company changed its name to CTI Technology, Inc. on June 6, 2000 and filed for bankruptcy on April 10, 2002.  On March 28, 2003, per the Order Confirming Debtors’ and Creditor’s Committee’s First Amended Joint Plan of Reorganization dated January 29, 2003, the Company changed its name to Dover Holding Corporation (the “Reorganization”).  On October 25, 2007 the Company changed its name to HeadWater Beverage Company, Inc.  On March 8, 2008, the Company changed its name to Dover Holding Corp. and further amended the name change on April 24, 2008 to correct the name change to Dover Holding Corporation.  During the time period from the Reorganization in 2003 through March 27, 2008, the Company had no significant business operations, and was seeking a business opportunity or business combination. In June 2008, the Company acquired the domain names "nnn.net" and "nnn.bz." At that point in time, the Company became a development-stage company.

Current Business

Our business plan is to provide long-term, real estate-based financing for micro-cap public companies.  We believe that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  We intend to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion.  Sale-leaseback financing transactions generally involve the sale of improved and currently occupied real estate by the owner to another party (who will act as a passive real estate investor/landlord) with a simultaneous leaseback of the real estate from the investor/landlord to the seller, pursuant to a triple-net lease having a firm term of ten to twenty-five years, and renewal periods.  “Triple-net leases” generally are full recourse obligations of the tenant or its affiliates, and place the economic burden of ownership largely on the tenant by requiring it to pay the costs of maintenance, insurance, taxes, structural repairs and other operating expenses.

We will be relying on the normal functioning of credit and equity markets to finance and grow our business. Recently, severe credit and liquidity issues in the subprime residential lending and single family housing sectors negatively impacted the asset-backed and corporate fixed income markets, as well as the equity securities of financial institutions, homebuilders and real estate companies. As the U.S. public stock markets and credit markets continue to lack stability and uncertain liquidity, generally, there is uncertainty regarding available capital for real estate debt or capital investment.  As these conditions continue we expect that risk premiums in many capital markets will remain at or near all-time highs with liquidity extremely low compared to historical standards or virtually non-existent. We believe that, as a result, most commercial real estate finance and financial services industry participants will or have curtailed new investment activity until the capital markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases.

More and more companies, both public and private, are realizing the importance of using their capital in support of their core business in order to obtain the highest returns for their shareholders. For non-real estate companies, real estate is necessary, but ancillary, to the core business. Thus, as long as the appropriate level of control is maintained (via a lease), we believe many companies would lease rather than own the land and buildings used in their business. For companies that currently own real property, a sale/leaseback transaction is an often used strategy to raise capital and remove real estate assets from their books. Today, given the low cost of fixed rate long term financing relative to short term financing, these transaction are even more advantageous.

General advantages of sale/ leaseback transactions include:

1.	Increase Core Returns - Core returns, as measured by a company’s weighted average cost of capital, often exceed the lease cost.

2.
Increase Overall Earnings/Related Measures – Not owning property eliminates depreciation expense, while any gain from the sale is recognized. These factors and the return arbitrage generally exceed the additional rent expense thus increasing earnings/shareholder value. From a cash perspective, rent expense is often lower than the cost of amortizing mortgage debt and lease payments can be structured to achieve cash management goals.

3.
Control Over the Property - The long term net lease generally insures that the company’s control, security and flexibility concerns regarding its operating requirements are satisfied. The long term net lease also includes a sufficient initial term as well as renewal options to insure the property will continue to be available for a company’s use.

Since many micro-cap companies lack access to capital and are generally considered “non-investment grade” tenants, structuring long-term triple-net leased transactions that provide an economic package suitable for the micro-cap company/lessee and provide a sufficient risk-reward profile for the lessor, traditionally have been difficult.   We intend to provide micro-cap companies with a lease that allows for partial payment of rent with the lessee’s common stock (and partial payment in cash), in order to provide an economic lease package more suitable to the prospective lessees, that will provide a sufficient risk-reward profile for the Company, as lessor.

As our business plan evolves, we expect our real estate investment portfolio to consist primarily of single-tenant commercial real property having triple-net leases in place with terms of ten to twenty-five years.  We have yet to complete our first sale-leaseback transaction.  However, we currently are negotiating an agreement to represent a micro-cap company in the structure of a traditional sale-leaseback transaction on a fee basis.  We expect that such fee agreements, should they be executed, will continue to be an ongoing source of revenue to the Company.

We have acquired the domain names “nnn.net” and “ nnn.bz”, which we believe has significant value to our business as “NNN” is a common real estate acronym describing a triple-net lease in which the cost of maintenance, insurance, taxes, structural repairs and other expenses are paid by the tenant.  We are developing a portal to be used by the Company to interface with micro-cap companies to exchange market information, as well as information about the services we offer.  Our website is expected to generate leads both for the purchase of real estate in a sale-leaseback transaction, and to generate leads that are expected to lead to consulting revenue.  Initially, in order to carry out our business plan, we expect to rely heavily on the experience and contacts of our executive officers to generate business opportunities and to generate revenue.  We issued 10 million shares of common stock in the Company valued at $50,000 for the domain names we acquired from Santa Clara Partners, LLC, an entity owned by our CEO and President.  These domains were later  impaired during  the year end December 31, 2008 in the amount of $10,005.

Our principal executive offices are located at 1818 North Farwell Avenue, Milwaukee, Wisconsin, 53202 our telephone number is (414) 283-2605.

Our intellectual property includes our web sites, web site organization, our domain names and the names, nnn.net and nnn.bz.  We have not filed any applications to secure registration for any trademarks in the United States or any other country, nor do we have any patents, trademark applications or copyrights pending.

We expended no funds for research and development during our fiscal year ended December 31, 2008.

Employees.

As of December 31, 2008, we had no employees other than our CEO and President, neither of whom receives compensation.

Item 1A.	Risk Factors

The Company’s business is subject to many risks, including the following:

Liquidity Risk

The Company expects to fund interim operations through the issuance of debt and/or equity from its largest shareholder, Santa Clara Partners, LLC or its affiliates. As shown in the accompanying financial statements, the Company incurred a net loss of $85,047 and $24,125 for the twelve months ending December 31, 2008 and 2007 respectively. The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion. The Company intends to seek additional financing to implement its current business plan. There can be no assurance that Company will be able to find suitable financing.

We have experienced net losses, and we may not be profitable in the future.

We experienced net losses of $85,047 and $24,125 for the years ended December 31, 2008 and 2007 respectively and we may not generate profits in the future on a consistent basis, or at all. As of December 31, 2008, we had a net working capital deficit of $76,399 and a shareholders’ deficit of $33,904. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition.

We will need additional capital in the future and it may not be available on acceptable terms, or at all, which will impair our ability to continue as a going concern.

Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes including for the purchase of real estate in a sale-leaseback transaction; to sustain and expand sales and marketing activities, to effectively support the operations and to otherwise implement our overall business strategy. If such funds are not available when required or on acceptable terms, our business and financial results could suffer. The inability to obtain additional capital will restrict our ability to grow and may reduce its ability to continue to conduct business operations. Any additional equity financing may involve substantial dilution to the existing shareholders.

We do not expect to increase our revenues and earnings significantly until we obtain consulting agreements or enter into our first sale-leaseback transaction.

We are currently developing our web portals at www.nnn.net and www.nnn.bz to market our services.  The websites are not fully developed, and offers limited services to potential clients.  If we are delayed in developing the website, or our website is not well received by our target market, we may be delayed in generating revenue.  Beyond our web portal we rely heavily on our executive officers, who do not work exclusively for the Company, and their business contacts.  If our executive officers do not devote substantial time to our business, our ability to generate sufficient revenue to continue as a going concern may suffer.

If we are unsuccessful in implementing our business strategy, we may enter into a merger or acquisition transaction in which our shareholders incur substantial dilution of ownership interests.

If we are not successful in implementing our business strategy, we may consider a merger or other acquisition transaction under which our company would be acquired by or merged with another business entity and we would subsequently be controlled by different management and shareholders of the other entity would likely hold a majority interest. Under such circumstances it is unlikely that our director or any of our shareholders would have any significant input in managing the resulting business or successor corporation. It is unlikely that approval of our shareholders would be required to effect such a transaction. We are unable to predict whether or when such a transaction might be effected.

Additional risk in receiving rental payments in common stock.

Our sale-leaseback model contemplates being paid rent in a combination of cash and common stock.  Given the fluctuations in the market price of the any particular lessee’s common stock, our Company may have greater risk in the value of future rental streams in comparison to a traditional sale-leaseback in which the tenant pays rent entirely in cash.  Additionally, some shares may be restricted from 6 to 12 months from receipt of those shares.  If the Company should receive restricted common stock, the Company may be subject to additional volatility on its future revenue if the shares cannot be sold immediately upon receipt.  Further, if we receive significant amounts of capital stock of other companies, we could be required to register with the Securities and Exchange Commission as an investment company.

We face intense competition.

We may be at a competitive disadvantage with respect to cost of funds in comparison to our competition.  Given that the Company does not have a proven source of low cost funds, our competition may be able to offer a better economic bargain than is available to us.  Although our business plan offers an alternative to a strict cash payment for rent, we are unsure that the market will actively accept our transaction alternative.  If our structure is not accepted, our revenue will suffer and operations will be negatively impacted.

We have only limited indications of acceptability of our sale-leaseback model.

In addition to revenues from consulting on sale-leaseback transactions, we expect to generate revenues through sale-leaseback transactions in which we act as Lessor.  Our model differs from standard leases, in that we expect to offer an alternative to the lessee in which part of the rent may be paid in common stock of the lessee.  Since this concept is not widely used in the real estate market, we, therefore, cannot predict whether we will be successful in selling our sale-leaseback model to companies in sufficient quantities.

We face the risk of systems interruptions and capacity constraints on our website, possibly resulting in losses of revenue, erosion of customer trust and adverse publicity.

The availability, reliability and satisfactory performance of our website are critical to our reputation and our ability to attract and retain customers and to maintain adequate customer service. We may experience temporary system interruptions in the future for a variety of reasons, including power failures and software bugs. We may not be able to correct a problem in a timely manner because of our dependence on outside consultants for the implementation of certain aspects of our system. Because some of the reasons for a systems interruption may be outside our control, we also may not be able to remedy the problem quickly or at all. To the extent that customer traffic grows substantially, we will need to expand the capacity of our systems to accommodate a larger number of visitors. Any inability to scale our systems may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of order fulfillment or delays in reporting accurate financial information. We are not certain that we will be able to project the rate or timing of increases, if any, in the use of our web site accurately or in a timely manner to permit us to upgrade effectively and expand our transaction-processing systems or to integrate smoothly any newly developed or purchased modules with our existing systems.

The limited time commitment or the loss of the services of David Marks, our President and Director, or Frank Crivello, our Chairman and CEO, could have a negative impact on our business.

We have no personnel except Mr. Marks and Mr. Crivello. Mr. Marks is employed by many public and private companies and provides services to our Company on a part-time basis.   Mr. Crivello is a principal of Crivello Group, LLC and provides services to our Company on a part-time basis.  For the foreseeable future, we have no plans to employ any management personnel in addition to Mr. Marks and Mr. Crivello.  Mr. Marks or Mr. Crivello could leave without prior notice since they have no employment contract with the Company. If we lose the services of Mr. Marks or Mr. Crivello, our business could be harmed seriously. We do not have "key person" life insurance policies covering either executive. Although Mr. Marks and Mr. Crivello are associated with other firms involved in a range of business activities, we do not anticipate that there will be any conflicts of interest with regard to his performance of Company.

Our principal stockholders, officers and directors own a controlling interest in its voting stock and investors have a limited voice in our management.

Our principal stockholders, officers and directors, in the aggregate, beneficially own approximately 97% of its outstanding common stock. Santa Clara Partners, LLC, and Frank P. Crivello, holds approximately 96% of its outstanding common stock. David Marks, the Company’s President and a Director, is a member of Santa Clara Partners, LLC.  Frank Crivello, our Chairman and CEO is the managing member of Santa Clara Partners, LLC.   As a result, these stockholders acting together, have the ability to control substantially all matters submitted to the Company's stockholders for approval, including: the election of its board of directors; removal of any of its directors; amendment of its certificate of incorporation or bylaws; and adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving the Company.

As a result of their ownership and positions, our principal stockholders, directors and executive officers collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our principal stockholders, directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Their stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company which, in turn, could reduce our stock price or prevent our stockholders from realizing a premium over their investment cost.

We have a limited operating history upon which an evaluation of our prospects can be made.  For that reason, it would be difficult for a potential investor to judge our prospects for success.

We had no significant business operations from March 2003 until June 2008, when we acquired the nnn.net and nnn.bz domains and became a developmental stage company, nor have we had any significant operations thru December 31, 2008.  In light of the fact that there are no other business models that management can look to in the formation and operation of our sale-leaseback business, there can be no assurance that our proposed operations will be implemented successfully or that we will ever have profits.  If we are unable to sustain our operations, you may lose your entire investment.  We face all the risks inherent in a new business, which include the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs.  As a new business, we may encounter delays and other problems in connection with the operations that we implement.  We also face the risk that we will not be able to effectively implement our business plan. In evaluating our business and prospects, these difficulties should be considered. If we are not effective in addressing these risks, we will not operate profitably and we may not have adequate working capital to meet our obligations as they become due.  This may cause our stock price to decline and result in a loss of a portion or all of your investment.

Our tenants’ creditworthiness and ability to pay rent may be affected by competition within their industries.

The tenants leasing our properties can face significant competition from other companies with their respective industries.  This competition may adversely affect their revenues and, accordingly, their ability to pay rent.  This may adversely affect their ability to pay the portion of the fixed rent that is to be paid in cash, and upon which the Company has relied in arranging financing for the acquisition of the property that is being leased (back) by the Company.  If the Company does not receive sufficient fixed rent in cash, it may be unable to pay the fixed debt service on its borrowings, which may result in defaults, foreclosures, and, ultimately, the failure of the Company to continue as a going concern.

Since our tenants are not “investment grade” each sale/leaseback transaction will have credit risk related to the tenant’s overall ability to generate revenue and net income and continue as a going concern.

A tenant bankruptcy or insolvency could diminish the income we receive from that tenant’s lease or leases.  In addition, a bankruptcy court may permit the tenant to reject and terminate its lease with us, which will limit our recovery of unpaid and future rent, that may be substantially less than the remaining rent we are owed under the leases and may be substantially less than the debt service we may be obligated to pay in connection with the funds borrowed by us to finance the acquisition of the real estate from the tenant.
As a property owner, we may be subject to unknown environmental liabilities.

Investments in real property can create a potential for environmental liability.  An owner of property can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We can face such liability regardless of our knowledge of the contamination; the timing of the contamination; the cause of the contamination; or the party responsible for the contamination of the property.

There may be environmental problems of which we are unaware associated with our properties.  The presence of hazardous substances on a property may adversely affect our ability to sell that property and we may incur substantial remediation costs. Although our leases generally require our tenants to operate in compliance with all applicable federal, state and local environmental laws, ordinances and regulations, and to indemnify us against any environmental liabilities arising from the tenants’ activities on the property, we could nevertheless be subject to strict liability by virtue of our ownership interest. There also can be no assurance that our tenants could or would satisfy their indemnification obligations under their leases. The discovery of environmental liabilities attached to our properties could have an adverse effect on our results of operations, our financial condition or our ability to make distributions to stockholders and to pay the principal of and interest on our debt securities and other indebtedness.

In addition, properties we may acquire may have been built during the period when asbestos was commonly used in building construction and other buildings with asbestos may be acquired by the Company in the future.  Environmental laws govern the presence, maintenance and removal of asbestos-containing materials, or ACMs, and require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, that they adequately inform or train those who may come into contact with asbestos and that they undertake special precautions, including removal or other abatement in the event that asbestos is disturbed during renovation or demolition of a building.  These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

It is also possible that some of our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediation of the problem.  When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of mold to which our tenants or their employees could be exposed at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property, which would reduce our cash available for distribution. In addition, exposure to mold by our tenants or others could expose us to liability if property damage or health concerns arise.

Our diligence process undertaken prior to any acquisition is designed to detect the presence of such hazardous substances.  However, there can be no assurance that all such hazardous substances will be detected and there can be no assurance that the property will not be contaminated by third parties after the acquisition.

Real estate ownership is subject to particular economic conditions that may have a negative impact on our revenue.

We are subject to all of the general risks associated with the ownership of real estate.  In particular, we face the risk that rental revenue from our properties may be insufficient to cover all corporate operating expenses, debt service payments on indebtedness we incur and distributions on our stock. Additional real estate ownership risks include:

Adverse changes in general or local economic conditions;
Changes in supply of, or demand for, similar or competing properties;
Changes in interest rates and operating expenses;
Competition for tenants;
Changes in market rental rates;
Inability to lease properties upon termination of existing leases;
Renewal of leases at lower rental rates;
Inability to collect rents from tenants due to financial hardship, including bankruptcy;
Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate;
Uninsured property liability;
Property damage or casualty losses;
Unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws;
Acts of terrorism and war; and
Acts of God and other factors beyond the control of our management.

Recent and continuing disruptions in the financial markets could affect our ability to obtain debt financing on reasonable terms and have other adverse effects on us.

The United States credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably.  These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and, in certain cases, have resulted in the unavailability of certain types of debt financing.  Continued uncertainty in the credit markets may negatively impact our ability to make acquisitions.  A prolonged downturn in the credit markets could cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.  In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.  These events in the credit markets have also had an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock.  These disruptions in the financial markets also may have other unknown adverse effects on us or the economy generally.

The Company’s common stock is subject to the "Penny Stock" rules of the SEC and the trading market in its securities is limited, which makes transactions in its stock cumbersome and may reduce the value of an investment in its stock.

 The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.   Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of the Company's common stock and cause a decline in the market value of its stock.

Our Leases may contain provisions that provide for a portion of the Tenant’s rental payments to be payable in common stock which may cause a portion of our future income stream to become highly volatile.

The United States micro cap equity markets can be highly volatile.  As a portion of our future income stream will be dependent upon the share price of our Tenants, it may be necessary to periodically re-evaluate common stock held for resale and expected future income streams.  Such calculations may involve the use of derivatives on our financials.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Description Of Property.

The company currently occupies space at the offices of the executive officers located at 1818 North Farwell Avenue, Milwaukee Wisconsin, 53202.   The company does not currently have a formal lease arrangement, however, once revenue is generated the company expects to put a formal lease in place.

Item 3.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 4.	Submission Of Matters To A Vote Of Security Holders.

None.

PART II

Item 5.	Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Not applicable

Dividends.

We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  We intend to retain any earnings to finance the growth of the business. We cannot assure you that we will ever pay cash dividends.  Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors will consider.

Recent Sales Of Unregistered Shares.

Santa Clara Notes

On January 20, 2005, the Company signed a convertible promissory note with Santa Clara Partners, LLC, a shareholder of the Company, for the principal amount of $45,000 at an annual rate of 8%.   This note shall be repaid within thirty days of receipt by the corporation of a demand from repayment by the Company.   Upon the completion of a fifty to one reverse split by the Company, this Note shall be convertible at the option of the Holder into shares of the Company, at a conversion price of $.005.  Notwithstanding the foregoing, the Note shall only be convertible into Common Stock at such time as the Company’s board of directors and/or shareholders has taken all actions necessary to approve and affect the aforementioned reverse split. On August 1, 2008, Santa Clara Partners, LLC converted $57,201 ($45,000 of principal and $12,201 of interest) into 11,440,110 common shares.

On June 17, 2008, the Company received a loan from a member of Santa Clara Partners, LLC, a shareholder of the Company, for the principal amount of $3,100 at an annual rate of 8%.  On July 15, 2008, the Company received an additional loan from a member of Santa Clara Partners, a shareholder of the Company for the principal amount of $2,500.   On July 18, 2008, the Company signed a promissory note with Santa Clara Partners, LLC, a shareholder of the Company, confirming the receipts of these funds.  On August 1, 2008 an amendment was issued on this note modifying the note to allow payment to be in form of stock with the conversion price of $.005 per share upon the completion of a 50 to 1 reverse stock split.  On August 1, 2008, Santa Clara Partners, LLC converted $5,640 ($5,600 of principal and $40 of interest) into 1,127,978 common shares.

Crivello Note

On October 26, 2007, the Company received a promissory note with Frank Crivello, a member of Santa Clara Partners, LLC, a shareholder of the Company, for the principal amount of $12,000 at an annual rate of 8%.  On July 18, 2008 the Company signed a note confirming the receipts of these funds.   On August 1, 2008 an amendment was issued on this note modifying the note to allow payment to be in form of stock with the conversion price of $.005 per share upon the completion of a 50 to 1 reverse stock split.    On August 1, 2008, Mr. Crivello converted $12,736 ($12,000 of principal and $736 of interest) into 2,547,288 common shares.

NNN.net and NNN.bz Domain Purchase

On August 1, 2008, the Company issued 10 million shares of common stock in the Company to Santa Clara Partners, LLC, an entity controlled by our executive officer, valued at $50,000 for the acquisition of the domain names NNN.net and NNN.bz ..

Item 6.	Selected Financial Data

Not Applicable

Item 7.	Management's Discussion And Analysis Or Plan Of Operation.

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.  A reader, whether investing in the Company’s securities or not, should not place undue reliance on these forward-looking statement, which are made only as of the date of this Registration Statement.  Important factors that may cause actual results to differ from expectations and projections, include, for example:  the success or failure of management’s implementation of the Company’s plan of operation; the ability of the Company to fund its operating expenses; the ability of the Company to obtain a source of funds on terms that are acceptable in light of the requirements of prospective sale-leaseback transactions; the ability of the Company to compete with other companies that provide capital to micro-cap companies; the effect of changing economic conditions impacting our plan of operation; the ability of the Company to accurately evaluate the credit risk of prospective triple-net lessees;  and the ability of the Company to meet the general risks attendant to a new business, a financing business, a real estate investment business or a triple-net lease business.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Background

On June 1, 2008, the Company began operations focused on real estate ownership and consultation, with a primary focus on micro-cap public companies.   In order to implement the Company’s business plan, the Company appointed Frank P. Crivello as Chairman and Chief Executive Officer, and acquired the domain name “nnn.net” and “nnn.bz”, as web portals from Santa Clara Partners, LLC, a company owned by our Chief Executive Officer and our President.

We plan to provide long-term net lease financing for micro-cap public companies.  We believe that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.   We seek to use triple-net lease sale-leaseback financing transactions to provide micro-cap companies a source of liquidity for operations and business expansion.

The Company has no employees and does not expect to hire any prior to generating revenue.  The Company’s executive officers have agreed to allocate a portion of their time to the activities of the Company, without compensation.  The executive officers anticipate that the business plan of the Company can be implemented by their devoting a portion of their available time to the business affairs of the Company.

Results of Operations

The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion.   The Company has been developing it’s website and has commenced discussions with various parties related to the leaseback transactions, however, no definitive agreements have been reached as of yet.  The Company expects to incur additional losses business opportunities reach a critical mass.   There can be no assurance that Company will ever achieve any revenues or profitable operations.  The Company expects to fund interim operations through the issuance of debt and/or equity from its largest shareholder, Santa Clara Partners, LLC or its affiliates.

As shown in the accompanying financial statements, the Company incurred a net loss of $85,047 and $24,125 for the twelve months ending December 31, 2008 and 2007 respectively.  The Company became a developmental stage company on June 1, 2008.

Twelve Months Ended December 31, 2008 (January 1, 2008 - May 31, 2008 non-developmental company and June 1, 2008 - December 31, 2008 developmental stage company) and 2007:

Professional Fees: Professional fees were $10,042 for the period of January 1, 2008 thru May 31, 2008 and $60,090 for the period of June 1, 2008 thru December 31, 2008 for a total of $70,132 for the twelve months ended December 31, 2008 compared to $18,308 for the twelve months ended December 31, 2007. Professional fees increased by $51,824 for the twelve months ended December 31, 2008.  The increase is primarily due to a $50,000 increase in legal fees with the company filing a Form 10.

General and Administrative Expenses: General and administrative expenses were $1,075 for the period of January 1, 2008 thru May 31, 2008 and $281 for the period of June 1, 2008 thru December 31, 2008 for a total of $1,356 for the twelve months ended December  31, 2008 and $1,716 for the twelve months ended December 31, 2008 and 2007, respectively. General and administrative expenses decreased by $360 in the twelve months ended December 31, 2008 as compared to the twelve months ended December 31, 2007. General and administrative expenses were consistent with prior period.

Impairment Loss:  Impairment expenses was $0 for the period of January 1, 2008 thru May 31, 2008 and $10,005 for the period of June 1, 2008 thru December 31, 2008 for a total of $10,005 for the twelve months ended December 31, 2008 and $0 for the twelve months ended December 31, 2007.

Interest Expense: Interest expense was $1,209 for the period of January 1, 2008 thru May 31, 2008 and $2,345 for the period of June 1, 2008 thru December 31, 2008 for a total of $3,554 for the twelve months ended December 31, 2008 and was $4,101 for the twelve months ended December 31, 2007. Interest expense decreased by $547 for the twelve months ended December 31, 2008, due to loan conversions in the second quarter of 2008.

Net Loss: Net loss was $12,326 for the period of January 1, 2008 thru May 31, 2008 and $72,721 for the period of June 1, 2008 thru December 31, 2008 for a total loss of $85,047 for the twelve months ended December 31, 2008 and $24,125 for the twelve months ended December 31, 2008 and 2007, respectively. This was an increase in net loss of $60,922 resulting primarily from an increase in professional fees during the twelve months ended December 31, 2008 and the impairment loss of $10,005 during the twelve months ended December 31, 2008.

Liquidity and Capital Resources

For the twelve months ended December 31, 2008, we had a negative cash flow from operations of $26,488 compared to a negative cash flow of $12,143 as of December 31, 2007, a decrease in the cash flow of $14,345.  The Company expects to fund interim operations through the issuance of debt and/or equity securities from its largest shareholder, Santa Clara Partners, LLC or its affiliates.

During the twelve months ended December 31, 2008, the Company converted $75,577 of debt ($62,600 of principal and $12,977 of interest) into 15,115,376 common shares.

During the twelve months ended December 31, 2008, the Company received $26,850 in loans from related parties at an interest of 8%.

The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion.   The Company has been developing it’s website and has commenced discussions with various parties related to the leaseback transactions, however, no definitive agreements have been reached as of yet.  The Company expects to incur additional losses business opportunities reach a critical mass.   There can be no assurance that Company will ever achieve any revenues or profitable operations.  The Company expects to fund interim operations through the issuance of debt and/or equity from its largest shareholder, Santa Clara Partners, LLC or its affiliates.   As of December 31, 2008, the company has not yet begun operations.

Our long term financing objective is to manage our capital structure effectively in order to provide sufficient capital to execute our operating strategies while servicing our debt requirements and providing value to our stockholders. We will utilize debt and equity security offerings, bank borrowings, the sale of properties, and to a lesser extent, internally generated funds from net lease transactions to meet our capital needs.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Liquidity Concern:

The Company expects to fund interim operations through the issuance of debt and/or equity from its largest shareholder, Santa Clara Partners, LLC or its affiliates. As shown in the accompanying financial statements, the Company incurred a net loss of $85,047 and $24,125 for the twelve months ending December 31, 2008 and 2007 respectively. The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion. The Company intends to seek additional financing to implement its current business plan.   There can be no assurance that Company will be able to find suitable financing.

Accounting for the Impairment of Long-Live Assets

              The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.  It is reasonably possible that these assets could become impaired as a result of technology or other industry changes.  Determination of recoverability of assets to be held and used is performed by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets or comparable market prices of the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.   In the fourth quarter of 2008, the Company evaluated its intangible assets and concluded that the domain names carrying amount exceeded their fair market value and accordingly the Company recorded in impairment charge of $10,005. The impairment charges were determined by comparing the value of similar domain names which were recently sold.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows all entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the “fair value option”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not know the full effect if any of this statement.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised - 2007)” (“SFAS 141(R)”). SFAS 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. The statement is effective for fiscal years beginning after December 15, 2008. The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests.  Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  We are currently assessing the potential impact that adoption of SFAS No. 160 may have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which requires companies to provide additional disclosures about its objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and how the derivative instruments and related hedged items affect the Company’s financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and is required to be adopted by the Company beginning in the second quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 161, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results.

In May 2008, The FASB issued SFAS No. 162, “ The hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the united State (The GAAP hierarchy).  The hierarchical guidance provided by SFAS No. 162 did not have a significant impact on the company’s financial statements.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements of Dover Holding Corporation, including the notes thereto, together with the report thereon of Demetrius & Company, L.L.C. are presented beginning at page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Managements Report on Internal Control over Financial Reporting.

The Company’s  management are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s  internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

- pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

- provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

- provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria, the Company concluded that a material weakness exists in the internal controls as of December 31, 2008.

A material weakness in the Company’s internal controls exists in that there is limited segregation of duties amongst the Company’s employees with respect to the Company’s preparation and review of the Company’s financial statements.   Additionally, there is an insufficient number of personnel with an appropriate level of experience and knowledge of the U.S. GAAP and SEC reporting requirements.  This material weakness is a result of the Company’s limited number of employees. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.  In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the material weaknesses described above, our management concluded that as of March 30, 2009, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

Our chief executive officer evaluated our internal controls and concurred that our disclosure controls and procedures have not been effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company’s employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.  Other than the material weakness indicated above, no accounting errors or misstatements have been identified by our disclosure controls and procedures or by our independent registered public accounting firm that would have a material effect on our Financial Statements.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal controls over financial reporting.   Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in internal control

There were no changes in the small business issuer’s internal controls over financial reporting identified in connection with the company evaluation required by paragraph (3) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer’s fiscal year that has materially affected or is reasonably likely to materially affect the small business issuer’s internal control over financial reporting

Item 9B.	Other Information

Changes in Control of Registrant

None

Change of Management

None

Entry into a Material Definitive Agreement

None

PART III

Item 10.	Directors, Executive Officers, Promoters And Control Persons.

  Our executive officers and directors and their respective ages and positions are as follows:

Name	Age	Position
Frank P. Crivello	49	Chief Executive Officer and Chairman of the Board of Directors
David Marks	41	President and Director
James E. Patty	54	Director

Executive Biographies

FRANK P. CRIVELLO.  Mr. Crivello has been Chief Executive Officer and Chairman of the Board of Directors of Dover Holdings Corporation since June 2008.    Since 2004, Mr. Crivello has been the managing member of Crivello Group LLC,  which structured or participated in the financial engineering of private equity transactions involving start up or distressed operating businesses in such diverse space as oil & gas development, manufacturing, marine enterprises, gaming, and technology.  Mr. Crivello is the managing member of Eastern Coast Management, LLC, a real estate management company.   Mr. Crivello is the Vice President of Phoenix Investors, LLC which offers professional management and advisory solutions to public/private companies, trusts and individual investors.  Mr. Crivello is a member of Farwell Equity Partners I and Farwell Equity Partners II LLC, private investment vehicles, as well as the managing member of Santa Clara Partners, LLC, a substantial shareholder in the Company.   Mr. Crivello attended Brown University and the London School of Economics for a double major in Economics and Political Science. Mr. Crivello graduated from Brown University with a Bachelor of Arts and earned Brown's highest awarded honors of Magna Cum Laude. Mr. Crivelllo is a member of Phi Beta Kappa.

DAVID M. MARKS. Mr. Marks has been President and a member of the Board of Directors since 2003. Mr. Marks public company experience includes: Director / Chairman of Titan Global Holdings, Inc., a publicly traded diversified holding company, since September 2002; Member of the Board of Directors of Renewal Fuels, Inc., a green energy company focused on biofuels, since February 22, 2007; Director / Chairman of Marine Growth Ventures, Inc., a company specializing in Maritime investments, since November, 2003.   Director of Etotalsource, Inc. since March 2007; Director of IVI Communications, Inc., a communications company, since June 2008; and from November 2004 until November 2006, Chairman of the Board of Directors of Osiris Corporation f/k/a Thomas Equipment, Inc., a manufacturer and distributor of skid steer loaders and pneumatic and hydraulic components and systems. Mr. Marks private company experience includes; Trustee of Irrevocable Children's Trust and Irrevocable Children's Trust No. 2 since 1994. Irrevocable Children's Trust and Irrevocable Children's Trust No. 2 have an ownership or investment interest in commercial properties, private residences, natural resources, telecommunications, and technology companies, and other business and investment ventures.  Mr. Marks is also a managing member of Farwell Equity Partners I and Farwell Equity Partners II LLC, private investment vehicles, as well as a member of Santa Clara Partners, LLC, a substantial shareholder in the Company.  Mr. Marks holds a BS in Economics from the University of Wisconsin.

JAMES E. PATTY.  Mr. Patty is currently the COO for Glen Canyon Partners LLC (GCP) in Santa Cruz, Ca. GCP is a Green Company engaged in designing, developing, producing and deploying products that support the conservation of power, water, and gas resources. Mr. Patty also serves on several private, green start-up and public companies’ Boards of Directors. Mr. Patty is also the founder and Managing Partner of Global Business Solutions LLC in Campbell, CA., an international investment, turnaround and merger and acquisitions company, from 1999-2008, where he is currently working on multiple international M&A activities. Mr. Patty worked in Canada and served as Chief Executive Officer and director of Thomas Equipment Inc., a public multi-national OEM of construction/agriculture equipment.  From 2005 to 2006, Mr. Patty lived and worked in China at Computime International Limited as the Executive Vice-President of Corporate Development. He was responsible for creating the systems and packaging for the company to go public in Hong Kong in 2006. Mr. Patty has also served as CEO, President, and Director of Titan General Holdings, Inc., a public high technology company in 2003, where he successfully completed the integration of multiple acquisitions.  Mr. Patty was co-founder and CEO and President of Airtight Wireless Networks, Inc. in Campbell, CA. from 2001 to 2002, where he created a team that developed and sold new technology. Mr. Patty was President and Chief Executive Officer of VPNet Technologies in Milpitas, CA. From 1998 to 1999, Mr. Patty was Vice President of GET Manufacturing, an Asian electronic manufacturing services company. From 1996 to 1998, Mr. Patty was Chief Operating Officer and Senior Vice President of Alphasource Manufacturing Services, an international EMS company headquartered in Bangkok, Thailand. Mr. Patty has had additional Executive level management and engineering experience with ATI, Maxtor, Motorola, Lockheed, and Four Phase Systems

Board of Directors

Our Directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.   A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business.  The directors must be present at the meeting to constitute a quorum.  However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.  Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board.  Each of our directors currently receives no compensation for their service on the Board of Directors.

Family Relationships.

To our knowledge, there are no family relationships between or among the directors and executive officers.

Legal Proceedings.

None

Committees; Audit Committee Financial Expert.

Currently, Dover does not have an executive, audit or any standing committee of the Board.  The Company does not have an audit committee, or an audit committee financial expert.

Code of Ethics

We have not as yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we just recently became subject to this requirement.  We plan to adopt a code of ethics as soon as practicable, at which time; it will be available in print to any person who requests it and on our website.  Any amendments and waivers to the code will also be available in print and on our website.

Item 11.	Executive Compensation.

Director Compensation

Directors do not currently receive any cash compensation in connection with their services and have not received any compensation in the past from the Company.

Executive Compensation

Executive Officers do not currently receive any cash compensation in connection with their services and have not received any compensation in the past from the Company.

Employment/Consulting Agreements

None.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of our equity stock as of December 31, 2008:

•    by each person who is known by us to beneficially own more than 5% of our equity stock;
•    by each of our officers and directors; and
•    by all of our officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF CLASS (2)

David Marks (4)	0	*

Frank P. Crivello (3)	26,114,776	96%

James Patty	193,400	*

Santa Clara Partners, LLC (3)(4)	23,567,488	87%

All Executive Officers and Directors as a Group (2 persons)	26,308,176	97%

* Less than 1%

Except as otherwise indicated, the address of each beneficial owner is c/o Dover Holding Corporation, 1818 North Farwell Avenue, Milwaukee, WI 53202

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) For purposes of calculating the percentage beneficially owned, the number of shares of each class of stock deemed outstanding include 27,115,376 of common shares as of December 31, 2008.

(3) Frank Crivello is managing member of Santa Clara Partners, LLC, and has sole investment and dispositive power with respect to all shares owned by such entity.

(4) David Marks is a member of Santa Clara Partners, LLC, without dispositive power with respect to shares owned by such entity.

Item 13.	Certain Relationships And Related Transactions.

Tryant Note

On January 20, 2005, the Company signed a convertible promissory note with Tryant, LLC, a shareholder of the Company, for the principal amount of $5,000 at an annual rate of 8%.   This note shall be repaid within thirty days of receipt by the corporation of a demand from repayment by the Company.   Upon the completion of a fifty to one reverse split by the Company, this Note shall be convertible at the option of the Holder into shares of the Company, at a conversion price of $.005.  Notwithstanding the foregoing, the Note shall only be convertible into Common Stock at such time as the Company’s board of directors and/or shareholders has taken all actions necessary to approve and affect the aforementioned reverse split.  On October 25, 2007, the Company repaid this note in the amount of $5,976 ($5,000 of principal and $976 of interest).

Santa Clara Notes

On January 20, 2005, the Company signed a convertible promissory note with Santa Clara Partners, LLC, a shareholder of the Company, for the principal amount of $45,000 at an annual rate of 8%.   This note shall be repaid within thirty days of receipt by the corporation of a demand from repayment by the Company.   Upon the completion of a fifty to one reverse split by the Company, this Note shall be convertible at the option of the Holder into shares of the Company, at a conversion price of $.005.  Notwithstanding the foregoing, the Note shall only be convertible into Common Stock at such time as the Company’s board of directors and/or shareholders has taken all actions necessary to approve and affect the aforementioned reverse split. On August 1, 2008, Santa Clara Partners, LLC converted $57,201 ($45,000 of principal and $12,201 of interest) into 11,440,110 common shares.

On June 17, 2008, the Company received a loan from a member of Santa Clara Partners, LLC, a shareholder of the Company, for the principal amount of $3,100 at an annual rate of 8%.  On July 15, 2008, the Company received an additional loan from a member of Santa Clara Partners, a shareholder of the Company for the principal amount of $2,500.   On July 18, 2008, the Company signed a promissory note with Santa Clara Partners, LLC, a shareholder of the Company, confirming the receipts of these funds.  On August 1, 2008 an amendment was issued on this note modifying the note to allow payment to be in form of stock with the conversion price of $.005 per share upon the completion of a 50 to 1 reverse stock split.  On August 1, 2008, Santa Clara Partners, LLC converted $5,640 ($5,600 of principal and $40 of interest) into 1,127,978 common shares.

Crivello Note

On October 26, 2007, the Company received a promissory note with Frank Crivello, a member of Santa Clara Partners, LLC, a shareholder of the Company, for the principal amount of $12,000 at an annual rate of 8%.  On July 18, 2008 the Company signed a note confirming the receipts of these funds.   On August 1, 2008 an amendment was issued on this note modifying the note to allow payment to be in form of stock with the conversion price of $.005 per share upon the completion of a 50 to 1 reverse stock split.    On August 1, 2008, Mr. Crivello converted  $12,736 ($12,000 of principal and $736 of interest) into 2,547,288 common shares.

Irrevocable Children’s Trust No. 2 Notes

On February 5, 2008, the Company received a loan from the Irrevocable Children’s Trust No. 2, for the principal amount of $6,000 at an annual rate of 8%.  On July 15, 2008, the Company received an additional loan from the Irrevocable Children’s Trust No. 2, for the principal amount of $250 at an annual rate of 8%.   On July 18, 2008 the Company signed a note confirming the receipts of these funds. The trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company.

On July 21, 2008, the Company signed a promissory note with Irrevocable Children’s Trust No. 2, for the principal amount of $10,000 at an annual interest rate of 8%.  The trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company.

On November 2, 2008, the Company received a loan from the Irrevocable Children’s Trust No. 2, for the principal amount of $2,000 at an annual rate of 8%.  On December 2, 2008, the Company received an additional loan from the Irrevocable Children’s Trust No.2, for the principal amount of $2,500.  On December 22, 2008, the Company received an additional loan from the Irrevocable Children’s Trust No.2,for the principal amount of $500.   On December 22, 2008, the Company signed a promissory note confirming the receipts of these funds.    The trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company.

NNN.net and NNN.bz Domain Purchase

On August 1, 2008, the Company issued 10 million shares of common stock in the Company to Santa Clara Partners, LLC, an entity controlled by our executive officer, valued at $50,000 for the acquisition of the domain names NNN.net and NNN.bz ..

Item 14.	Principal Accountant Fees And Services

The aggregate fees billed by Demetrius & Company, LLC, for professional services rendered for  the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2008 were  $12,700 and $4,000 for other audit related services.

The Board acts as the audit committee and had no pre-approval policies and procedures in effect for the auditors' engagement for the audit year 2007 and 2008.

All audit work was performed by the auditors' full-time employees.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Consolidated Financial Statements.
(2)	Financial Statement Schedules:

None

(3)	Exhibits:

 The following documents are included as exhibits to this Annual Report:

(a)	Exhibits.

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of the Form 10-K.
2.	Financial Statement Schedule: Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.
3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

INDEX TO EXHIBITS.

Exhibit Number	Description
3.1	Certificate of Incorporation with amendments (Incorporated by reference to the Form F10/A-1 dated November 19, 2008)

3.2	By-Laws (Incorporated by reference to the Form F10/A-1 dated November 19, 2008)

3.3	Amended and Restated By-Laws of Dover Holding Corporation dated , 2009 field herwith

4.1	Form of Crivello Note, dated October 26, 2007, with amendment (Incorporated by reference to the Form F10/A-1 dated November 19, 2008)

4.2	Form of Tryant Note, dated January 20, 2005(Incorporated by reference to the Form F10/A-1 dated November 19, 2008)

4.3	Form of Santa Clara Note, dated January 20, 2005(Incorporated by reference to the Form F10/A-1 dated November 19, 2008)

4.4	Form of Santa Clara Note, dated June 17, 2008, with amendment(Incorporated by reference to the Form F10/A-1 dated November 19, 2008)

4.5	Form of Irrevocable Children’s Trust No. 2 Note, dated February 5, 2008(Incorporated by reference to the Form F10/A-1 dated November 19, 2008)

4.6	Form of Irrevocable Children’s Trust No. 2 Note, dated July 21, 2008(Incorporated by reference to the Form F10/A-1 dated November 19, 2008)

4.7	Form of Irrevocable Children’s Trust No. 2 Note, dated December 22, 2009 (filed herewith)

10.1	Purchase Agreement for NNN.net and NNN.bz(Incorporated by reference to the Form F10/A-1 dated November 19, 2008)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(b) Reports on Form 8-K filed during the quarter ended December 31, 2007: None.

SIGNATURES

In accordance with the requirements of the Exchange Act, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dover Holding Corporation

April 3, 2009	By:	/s/ Frank P. Crivello
Frank P. Crivello, Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons or on behalf of the Registrant and in the capacities on the dates indicated.

April 3, 2009	By:	/s/ David Marks
David M. Marks, Director

April 3, 2009	By:	/s/ James Patty
James Patty, Director

April 3, 2009	By:	/s/ Frank P. Crivello
Frank P. Crivello, Chairman of the Board of Directors

Dover Holding Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Dover Holding Corporation

We have audited the accompanying balance sheets of Dover Holding Corporation (a development stage company) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit and cash flows for the years ended  December 31, 2008 and 2007 and  the period June 1, 2008 (inception of developmental stage) through December 31, 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Dover Holding Corporation is not required to have nor were we engaged to perform an audit of its internal controls over financial reporting. Our audit includes consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dover Holding Corporation (a development stage company) as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and from June 1, 2008 (inception of developmental stage) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

Demetrius & Company, L.L.C.

Wayne, New Jersey
March 30, 2009

Dover Holding Corporation
(A Developmental Stage Company as of June 1, 2008)
Balance Sheets

ASSETS
	December 31, 2008	December 31, 2007

CURRENT ASSETS
Cash	$444	$82
Total Current Assets	444	82

OTHER ASSETS
Intangible Asset	39,995	-
Retainer	2,500	7,000
Total Other Assets	42,495	7,000

TOTAL ASSETS	$42,939	$7,082

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES
Accounts Payable	$52,252	$14,253
Other Liabilities	2,500	-
Accrued Interest Payable	841	10,263
Notes Payable	21,250	57,000
Total Current Liabilities	76,843	81,516

TOTAL LIABILITIES	76,843	81,516

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock, $0.001 par value, 130,000,000 shares authorized, 27,115,376 and 2,000,000 , issued and outstanding, respectively	27,115	2,000
Additional Paid-In Capital	10,149,393	10,048,931
Accumulated (Deficit)	(10,137,691)	-
Accumulated (Deficit) Development Stage	(72,721)	(10,125,365)
Total Stockholders' Deficit	(33,904)	(74,434)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$42,939	$7,082

See Accompanying Notes to Financial Statements

Dover Holding Corporation
(A Developmental Stage Company as of June 1, 2008)
Statements of Operations

	Twelve Months Ended December 31,		Developmental Stage For the Period of June 1, 2008 to
	2008	2007	December 31, 2008
REVENUE
Income	$-	$-	$-
Total Revenue	-	-	-

EXPENSES
General and Administrative Fees	1,356	1,716	281
Impairment	10,005	-	10,005
Professional Fees	70,132	18,308	60,090
Total Expenses	81,493	20,024	70,376

LOSS FROM OPERATIONS	(81,493)	(20,024)	(70,376)

OTHER EXPENSES
Interest Expense	3,554	4,101	2,345
Total Other Expenses	3,554	4,101	2,345

NET LOSS	$(85,047)	$(24,125)	$(72,721)

Basic and diluted loss per common share	$0.00	$(0.01)	$0.00

Weighted average number of common shares outstanding - basic and diluted	12,459,006	2,000,000	22,998,101

See Accompanying Notes to Financial Statements

Dover Holding Corporation
(A Developmental Stage Company as of June 1, 2008)
Statements of Stockholder's Deficit
For Twelve Months Ending December 31, 2008 and December 31, 2007

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Accumulated Deficit Developmental Stage	Total
Balance December 31, 2006	2,000,000	2,000	10,048,931	(10,101,240)		(50,309)

Net Loss for the year				(24,125)		(21,125)

Balance December 31, 2007	2,000,000	2,000	10,048,931	(10,125,365)	$-	(74,434)

Purchase of domain names	10,000,000	10,000	40,000			50,000

Conversion of notes payable	15,115,376	15,115	60,462			75,577

Net Loss from January 1, 2008 thru May 31, 2008				(12,326)		(12,326)

Net Loss from June 1, 2008 thru December 31, 2008					(72,721)	(72,721)

Balance December 31, 2008	27,115,376	$27,115	$10,149,393	$(10,137,691)	$(72,721)	$(33,904)

See Accompanying Notes to Financial Statements

Dover Holding Corporation
(A Developmental Stage Company as of June 1, 2008)
Statements of Cash Flows

	Twelve Months Ended December 31,		Developmental Stage For the Period of June 1, 2008 to
	2008	2007	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(85,047)	$(24,125)	$(72,721)
Adjustments to reconcile net loss to net cash
used in operating activities

Changes in Operation Assets & Liabilities:
Retainer	4,500	(3,700)	(2,500)
Impairment	10,005	-	10,005
Accounts Payable	40,500	12,558	42,425
Accrued Interest Payable	3,554	3,124	2,345
Net Cash Used by Operating Activities	(26,488)	(12,143)	(20,446)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Note Payable	-	(5,000)	-
Proceeds From Note Payable	26,850	12,000	20,850
Net Cash Provided by Financing Activities	26,850	7,000	20,850

NET INCREASE (DECREASE) IN CASH:	362	(5,143)	404

BEGINNING CASH	82	5,225	40

ENDING CASH	$444	$82	$444

SUPPLEMENTAL DISCLOSURES OF CASH ITEMS
Interest Paid	$-	$976	$-
Purchase of Intangible Assets for Common Stock	50,000	-	50,000
Conversion of Notes Payable to Common Stock	75,577		75,577
Income Taxes Paid	-	-	-

See Accompanying Notes to Financial Statements

Dover Holding Corporation
(A Developmental Stage Company as of June 1, 2008)
Notes to Financial Statements
As of December 31, 2008 and 2007 (Audited)

Note 1 – Organization and Operations

Dover Holding Corporation was formed and incorporated in the State of Nevada on December 5, 1995 under the name of Business Valet Services Corp.   The Company changed its name to CTI Technology, Inc on June 6, 2000.   On March 28, 2003 per the Order Confirming Debtors’ and Creditor’s Committee’s First Amended Joint Plan of Reorganization dated January 29, 2003, the Company changed its name to Dover Holding Corporation.  On October 25, 2007 the Company changed its name to HeadWater Beverage Company, Inc. On March 8, 2008, the Company changed its name back to Dover Holding Corporation.

On June 1, 2008, the Company became a developmental stage company.  The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion.  The Company expects to incur additional costs associated with implementing the current business plan.   The Company expects to fund interim operations through the issuance of debt and/or equity from its largest shareholder, Santa Clara Partners, LLC or its affiliates.

Note 2 - Summary of Significant Accounting Policies

(A)  Cash

The Company maintains its cash balances with one financial institution.  The balance at the institution may at times exceed Federal Deposit Insurance Corporation limits.

(B)  Fixed Assets

The Company currently has no fixed assets.

(C)  Revenue Recognition

The Company currently has no revenue recognition.

(D)  Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accounts payable, accrued expenses and note payables at September, 2008, approximates their fair value because of their relatively short-term nature.

(E)  Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results may differ from those estimates.

Dover Holding Corporation
(A Developmental Stage Company as of June 1, 2008)
Notes to Financial Statements
As of December 31, 2008 and 2007 (Audited)

(F)  Accounting for the Impairment of Long-Live Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or annually.  It is reasonably possible that these assets could become impaired as a result of technology or other industry changes.  Determination of recoverability of assets to be held and used is performed by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets or comparable market prices of the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  In the fourth quarter of 2008, the Company evaluated its intangible assets and concluded that the domain names carrying amount exceeded their fair market value and accordingly the Company recorded in impairment charge of $10,005. The impairment charges were determined by comparing the value of similar domain names which were recently sold.

(G)  Net Loss Per Share

The loss per  share (basic and diluted) has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during each period.  Common stock equivalents were not included in the calculation of diluted loss per share as there were none outstanding during the periods presented as well as their effect would be anti-dilutive.

(H)  Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows all entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the “fair value option”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not know the full effect if any of this statement.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and will be adopted by the Company beginning in the first quarter of fiscal 2010. Although the Company will continue to evaluate the application of SFAS No. 141R, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results.

Dover Holding Corporation
(A Developmental Stage Company as of June 1, 2008)
Notes to Financial Statements
As of December 31, 2008 and 2007 (Audited)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests.  Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  We are currently assessing the potential impact that adoption of SFAS No. 160 may have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which requires companies to provide additional disclosures about its objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and how the derivative instruments and related hedged items affect the Company’s financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and is required to be adopted by the Company beginning in the second quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 161, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results.

In May 2008, The FASB issued SFAS No. 162, “ The hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the united State (The GAAP hierarchy).  The hierarchical guidance provided by SFAS No. 162 did not have a significant impact on the company’s financial statements.

(I)        Developmental Stage Company

In June 2008, the Company acquired the domain names “nnn.net” and “nnn.bz”.  At that point in time, the Company became a development stage company.  The Company has not yet incurred any development expenses.

Dover Holding Corporation
(A Developmental Stage Company as of June 1, 2008)
Notes to Financial Statements
As of December 31, 2008 and 2007 (Audited)

Note 3 – Related Party Transactions

A. Notes Payable

On January 20, 2005, the Company signed a convertible promissory note with Santa Clara Partners, LLC, a shareholder of the Company, for the principal amount of $45,000 at an annual rate of 8%.   This note shall be repaid within thirty days of receipt by the corporation of a demand from repayment by the Company.   Upon the completion of a fifty to one reverse split by the Company, this Note shall be convertible at the option of the Holder into shares of the Company, at a conversion price of $.005.  Notwithstanding the foregoing, the Note shall only be convertible into Common Stock at such time as the Company’s board of directors and/or shareholders has taken all actions necessary to approve and affect the aforementioned reverse split. On August 1, 2008, Santa Clara Partners, LLC converted $57,201 ($45,000 of principal and $12,201 of interest) into 11,440,110 common shares.

On October 26, 2007, the Company received a promissory note with Frank Crivello, a member of Santa Clara Partners, LLC, a shareholder of the Company, for the principal amount of $12,000 at an annual rate of 8%.  On July 18, 2008 the Company signed a note confirming the receipts of these funds.   On August 1, 2008 an amendment was issued on this note modifying the note to allow payment to be in form of stock with the conversion price of $.005 per share upon the completion of a 50 to 1 reverse stock split.    On August 1, 2008, Mr. Crivello converted $12,736 ($12,000 of principal and $736 of interest) into 2,547,288 common shares.

On February 5, 2008, the Company received a loan from the Irrevocable Children’s Trust No. 2, for the principal amount of $6,000 at an annual rate of 8%.  On July 15, 2008, the Company received an additional loan from the Irrevocable Children’s Trust for the principal amount of $250 at an annual rate of 8%.   On July 18, 2008 the Company signed a note confirming the receipts of these funds. The trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company.

On June 17, 2008, the Company received a loan from a member of Santa Clara Partners, LLC, a shareholder of the Company, for the principal amount of $3,100 at an annual rate of 8%.  On July 15, 2008, the Company received an additional loan from a member of Santa Clara Partners, a shareholder of the Company for the principal amount of $2,500.   On July 18, 2008, the Company signed a promissory note with Santa Clara Partners, LLC, a shareholder of the Company, confirming the receipts of these funds.  On August 1, 2008 an amendment was issued on this note modifying the note to allow payment to be in form of stock with the conversion price of $.005 per share upon the completion of a 50 to 1 reverse stock split.  On August 1, 2008, Santa Clara Partners, LLC converted $5,640 ($5,600 of principal and $40 of interest) into 1,127,978 common shares.

On July 21, 2008, the Company signed a promissory note with Irrevocable Children’s Trust No. 2, for the principal amount of $10,000 at an annual interest rate of 8%.  The trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company.

Dover Holding Corporation
(A Developmental Stage Company as of June 1, 2008)
Notes to Financial Statements
As of December 31, 2008 and 2007 (Audited)

On November 2, 2008, the Company received a loan from the Irrevocable Children’s Trust No. 2, for the principal amount of $2,000 at an annual rate of 8%.  On December 2, 2008, the Company received an additional loan from the Irrevocable Children’s Trust No.2, for the principal amount of $2,500.  On December 22, 2008, the Company received an additional loan from the Irrevocable Children’s Trust No.2,for the principal amount of $500.   On December 22, 2008, the Company signed a promissory note confirming the receipts of these funds.    The trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company.

B. Domain Name Purchase

On June 1, 2008, the Company purchased two domain names from Santa Clara Partners, LLC, a related party.   As consideration for the purchase of the Domain Names the Company issued 10,000,000 shares of the Company’s common stock valued at $.005 per share valued at $50,000 on August 1, 2008.

Note 4 – Liquidity Concern

The Company expects to fund interim operations through the issuance of debt and/or equity from its largest shareholder, Santa Clara Partners, LLC or its affiliates. As shown in the accompanying financial statements, the Company incurred a net loss of $85,047 and $24,125 for the twelve months ending December 31, 2008 and 2007 respectively. The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion. The Company intends to seek additional financing to implement its current business plan.   There can be no assurance that Company will be able to find suitable financing.

Note 5 – Reverse Split

On August 1, 2008, the Board of Directors approved and adopted an amendment to the Company’s Articles of Incorporation to effect a reverse stock split of the outstanding shares of the Company's Common Stock, par value $0.001 per share, at a ratio of 50 for 1 restating common stock from 99,999,994 to 2,000,000 and to authorize five million (5,000,000) shares of Preferred Stock at a par value of $0.001 per share.  The total number of shares which the Company shall have the authority to issue is One Hundred Thirty Five Million (135,000,000) shares of two classes of capital stock to be designated respectively preferred stock (“Preferred Stock”) and common stock (“Common Stock”). The total number of shares of Common Stock the Corporation shall have authority to issue is 130,000,000 shares, par value $0.001 per share. The total number of shares of Preferred Stock the Corporation shall have authority to issue is 5,000,000 shares, par value $0.001 per share.

Dover Holding Corporation
(A Developmental Stage Company as of June 1, 2008)
Notes to Financial Statements
As of December 31, 2008 and 2007 (Audited)

Note 6 – Income Tax

Differences between the tax provision computed using the statutory federal income tax rate and the effective income tax rate on operations is as follows:

	2008	2007
Federal Statutory Rate	$(37,119)	$(8,203)

Tax Benefit not provided due to valuation allowance	37,119	8,203
	$0	$0

Components of the Company’s deferred tax assets and liabilities are as follows:

	2008	2007
Deferred tax assets:

Tax benefits related to net operating loss carry forwards	$10,210,412	$10,210,412

Valuation allowance for Deferred tax assets	(10,210,412)	(10,125,365)
Net deferred tax assets	$0	$0

As of December 31, 2008, the Company has a net operating loss carry forwards for U.S. federal income tax purposes in the aggregate of $10,210,412, which expires at various dates through 2028. Provisions are made for estimated U.S. income taxes, less available tax credits and deductions.