Form 10-Q
period 2009-03-31
Dover Holding Corp
filed 2009-04-29
CIK 1445635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission File Number: 000-53469

Dover Holding Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	86-0883291
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1818 North Farwell Avenue, Milwaukee, WI 53202
(Address of principal executive offices)

(414) 283-2605
(Issuer’s telephone number)

Indicate by a check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x  No o

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 27, 2009 – 27,115,376 shares of common stock

Indicate by a check mark whether the registrant is (check one):

an accelerated filer ☐	a non accelerated filer ☐	or a smaller reporting company ☒

DOVER HOLDING CORPORATION

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2009

TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION

Dover Holding Corporation
(A Developmental Stage Company as of June 1, 2008)
Balance Sheet

ASSETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

Current Assets
Cash	$208	$444
Total Current Assets	208	444

Other Assets
Fixed Assets, less accum depr	39,995	39,995
Retainer	-	2,500
Total Other Assets	39,995	42,495

TOTAL ASSETS	$40,203	$42,939

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accounts Payable	$73,124	$52,252
Other Liabilities	-	2,500
Accrued Interest Payable	1,276	841
Notes Payable	24,500	21,250
Total Current Liabilities	98,900	76,843

TOTAL LIABILITIES	98,900	76,843

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value, 130,000,000
Shares authorized, 27,115,376 outstanding	27,115	27,115
Additional Paid In Capital	10,149,393	10,149,393
Accumulated (Deficit)	(10,137,691)	(10,137,691)
Accumulated (Deficit) Developmental Stage	(97,514)	(72,721)
Total Stockholders' Deficit	(58,697)	(33,904)

TOTAL LIABILITIES & STOCKHOLDERS'
DEFICIT	$40,203	$42,939

See Accompanying Notes to Financial Statements

Dover Holding Corporation
(A Developmental Stage Company as of June 1, 2008)
Statement of Operations

(Unaudited)

	Three Months Ended March 31,		Developmental Stage For the period June 1, 2008 to
	2009	2008	March 31, 2009
REVENUE
Income	$-	$-	$-
Total Revenue	-	-	-
EXPENSES
General and Administrative Fees	2,267	-	2,548
Impairment	-	-	10,005
Professional Fees	22,091	10,000	82,181
Total Expenses	24,358	10,000	94,734

LOSS FROM OPERATIONS	(24,358)	(10,000)	(94,734)

OTHER EXPENSES
Interest Expenses	435	1,209	2,780
Total Other Expenses	435	1,209	2,780

NET LOSS	$(24,793)	$(11,209)	$(97,514)

Net Loss per Common Share
Basic and Diluted	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common
Shares
Outstanding - Basic and Diluted	27,115,136	2,000,000	24,122,232

See Accompanying Notes to Financial Statements

Dover Holding Corporation
(A Developmental Stage Company as of June 1, 2008)
Statement of Cash Flows
Unaudited

	Three Months Ended March 31,		Developmental Stage For the period June 1, 2008 to
	2009	2008	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(24,793)	$(11,209)	$(97,514)
Adjustments to reconcile net loss to net cash
used operating activities

Changes in Operation Assets & Liablities:
Retainer	2,500	7,000	-
Impairment	-	-	10,005
Accounts Payable and Accrued expenses	18,372	(3,000)	60,797
Accrued Interest Payable	435	1,209	2,780
Net Cash Used by Operating Activities	(3,486)	(6,000)	(23,932)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Note Payable	3,250	6,000	24,100
Net Cash Provided by Financing Activities	3,250	6,000	24,100

NET INCREASE (DECREASE) IN CASH:	(236)	-	168

BEGINNING CASH	444	82	40

ENDING CASH	$208	$82	$208

SUPPLEMENTAL DISCLOSURE OF CASH ITEMS:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

See Accompanying Notes to Financial Statements

Dover Holding Corporation
(A Developmental Stage Company as of June 1, 2008)
Notes to Financial Statements
As of March 31, 2009 (Unaudited)

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

                                 The condensed financial statements as of March 31, 2009, for the three months ended March 31, 2009 and 2008, and for the development stage period June 1, 2008 to March 31, 2009 are unaudited.   In the opinion of management, such condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the financial position and the results of operations.   The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed financial statements should be read in conjunction with the audited financial statements for the year end December 31, 2008 appearing in Form 10K filed on April 3, 2009.

Note 2 - Summary of Significant Accounting Policies

    (A) Cash

    The Company maintains its cash balances with one financial institution.  The balance at the institution may at times exceed Federal Deposit Insurance Corporation limits.

    (B) Fixed Assets

    The Company currently has no fixed assets.

    (C) Revenue Recognition

    The Company currently has no revenue recognition.

    (D) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accounts payable, accrued expenses and note payables at March 2009, approximates their fair value because of their relatively short-term nature.

    (E) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results may differ from those estimates.

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

(H)  Developmental Stage Company

In June 2008, the Company acquired the domain names “nnn.net” and “nnn.bz”.  At that point in time, the Company became a development stage company.  The Company has not yet incurred any development expenses.

    (I)  Recent Accounting Pronouncements

In the opinion of management, there are no recent accounting pronouncements that will have a material effect the Company’s financial statements.

Note 3 – Related Party Transactions

    A. Notes Payable

On February 5, 2008, the Company received a revolving loan from the Irrevocable Children’s Trust No. 2, at an annual rate of 8%.  From January 1, 2009 through March 31, 2009, the Company borrowed an additional $3,250 with the same terms, The principal balance as of March 31, 2009 was $24,500.   From April 1, 2009 through April 27, 2009, the Company borrowed an additional $3,000.   The trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company.

Note 4 – Liquidity Concern

The Company expects to fund interim operations through the issuance of debt and/or equity from its largest shareholder, Santa Clara Partners, LLC or its affiliates. As shown in the accompanying financial statements, the Company incurred a net loss of $24,793 and $11,209 for the three months ending March 31, 2009 and 2008 respectively. The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public financing. Given the current national and international macro-economic conditions, real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion. The Company intends to seek additional financing to implement its current business plan.   There can be no assurance that Company will be able to find suitable financing.

Item 2.	Management's Discussion And Analysis Or Plan Of Operation.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $24,793 and $11,209 for the three months ending March 31, 2009 and 2008, respectively.  The Company became a developmental stage company on June 1, 2008.

Three Months Ended March 31, 2009 and 2008:

Professional Fees: Professional fees were $22,091 and $10,000 for the three months ended Mach 31, 2009 and 2008, respectively. Professional fees increased by $12,091 or 120.9% due to an increase in accounting and legal fees for the SEC filings.

General and Administrative Expenses: General and administrative expenses were $2,267 and $0 for the three months ended March 31, 2009 and 2008, respectively. General and administrative expenses increased by $2,267 due to an increase in filing fees for the state of Nevada.

Interest Expense: Interest expense was $435 and $1,209 for the three months ended March 31, 2009 and 2008, respectively.  Interest  expense decreased by $774 or 64% due to loan conversions in the second quarter of 2008.

Net Loss: Net loss was $24,793 and $11,209 for the three months ended March 31, 2009 and 2008, respectively. This was an increase in net loss of $13,584 or 121.2% resulting primarily from an increase in professional fees during the three months ended March 31, 2009.

Liquidity and Capital Resources

For the three months ended March 31, 2009, we had a negative cash flow from operations of $3,486 compared to a negative cash flow of $6,000 for the three months ended March 31, 2008, a decrease in the cash flow of $2,514.  The Company expects to fund interim operations through the issuance of debt and/or equity securities from its largest shareholder, Santa Clara Partners, LLC or its affiliates.

During the three months ended March 31, 2009, the Company received $3,250 in loans from related parties at an interest of 8%.

The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion.   The Company has been developing it’s website and has commenced discussions with various parties related to the leaseback transactions, however, no definitive agreements have been reached as of yet.  The Company expects to incur additional losses business opportunities reach a critical mass.   There can be no assurance that Company will ever achieve any revenues or profitable operations.  The Company expects to fund interim operations through the issuance of debt and/or equity from its largest shareholder, Santa Clara Partners, LLC or its affiliates.   As of March 31, 2009, the company has not yet begun operations.

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

B.     Critical Accounting Policies

Liquidity Concern:

The Company expects to fund interim operations through the issuance of debt and/or equity from its largest shareholder, Santa Clara Partners, LLC or its affiliates. As shown in the accompanying financial statements, the Company incurred a net loss of $24,793 and $11,209 for the three months ending March 31, 2009 and 2008 respectively. The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion. The Company intends to seek additional financing to implement its current business plan.   There can be no assurance that Company will be able to find suitable financing.

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

ITEM 3. - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

None.

ITEM 4. -  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, (ii) accordingly, our disclosure controls and procedures were not effective as of  March 31, 2009, and (iii) no change in internal controls over financial reporting occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect,  our internal control over financial reporting; provided, however, that it is to be noted that, based on the above described material weakness, our management, including our CEO have concluded that we did not maintain effective internal control over financial reporting as of March 31, 2009.

Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our reports or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and financial officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

  None.

ITEM 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

  None.

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Submission Of Matters To A Vote Of Security Holders.

  None.

ITEM 5. Other Information.

  None.

ITEM 6. Exhibits.

Exhibit Number	Description

4.1	Form of Irrevocable Children’s Trust No. 2 Note, dated December 22, 2008

4.2	Form of Irrevocable Children’s Trust No. 2 Note, dated March 31, 2009

4.3	Form of Irrevocable Children’s Trust No. 2 Note, dated April 14, 2009

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dover Holding Corporation

April 29, 2009	By: /s/ Frank P. Crivello
Frank P. Crivello, Chief Executive Officer and
Chief Financial Officer