Form 10-Q
period 2009-06-30
Dover Holding Corp
filed 2009-07-16
CIK 1445635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

(414) 283-2605
(Issuer’s telephone number)

Indicate by a check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 15, 2009 – 27,115,376 shares of common stock were issued and outstanding.

DOVER HOLDING CORPORATION

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2009

TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION

Dover Holding Corporation
Balance Sheet

ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Current Assets
Cash	$2,560	$444
Total Current Assets	2,560	444

Other Assets
Fixed Assets, less accum depr	39,995	39,995
Retainer	-	2,500
Total Other Assets	39,995	42,495

TOTAL ASSETS	$42,555	$42,939

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable	$73,360	$52,252
Other Liabilities	15,000	2,500
Accrued Interest Payable	1,867	841
Notes Payable	34,250	21,250
Total Current Liabilities	124,477	76,843

TOTAL LIABILITIES	124,477	76,843

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value, 130,000,000
Shares authorized, 27,115,376 outstanding	27,115	27,115
Additional Paid In Capital	10,149,393	10,149,393
Accumulated (Deficit )	(10,137,692)	(10,137,691)
Accumulated (Deficit) Developmental Stage	(120,738)	(72,721)
Total Stockholders' Deficit	(81,922)	(33,904)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$42,555	$42,939

See Accompanying Notes to Financial Statements

Dover Holding Corporation
Statement of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Developmental Stage
	2009	2008	2009	2008	For the period June 1, 2008 to June 30, 2009
REVENUE
Income	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-
Expenses
General and Adminstrative Fees	-	1,075	2,267	1,075	2,548
Impairment	-	-	-	-	10,005
Professional Fees	22,634	2,742	44,724	12,742	104,814
Total Expenses	22,633	3,817	46,991	13,817	117,367

Operating Loss	(22,633)	(3,817)	(46,991)	(13,817)	(117,367)

Other Expenses
Interest Expenses	591	1,266	1,026	2,475	3,371
Total Other Expenses	591	1,266	1,026	2,475	3,371

Net Loss	$(23,224)	$(5,083)	$(48,017)	$(16,292)	$(120,738)

Net Loss per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	27,115,136	2,000,000	27,115,136	2,000,000	24,813,542

See Accompanying Notes to Financial Statements

Dover Holding Corporation
Statement of Cash Flows
Unaudited

	Six Months Ended June 30,		Developmental Stage
	2009	2008	For the period June 1, 2008 to June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(48,017)	$(16,292)	$(120,738)
Adjustments to reconcile net loss to net cash
used operating activities

Changes in Operation Assets & Liablities:
Retainer	2,500	7,000	-
Impairment	-	-	10,005
Accounts Payable and Accrued expenses	33,609	(2,225)	76,034
Accrued Interest Payable	1,026	2,475	3,371
Net Cash Used by Operating Activities	(10,882)	(9,042)	(31,328)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Note Payable	13,000	9,100	33,850
Net Cash Provided by Financing Activities	13,000	9,100	33,850

NET INCREASE (DECREASE) IN CASH:	2,118	58	2,522

BEGINNING CASH	444	82	40

ENDING CASH	$2,562	$140	$2,562

SUPPLEMENTAL DISCLOSURE OF CASH ITEMS:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Purchase of domain name		$(50,000)
Common stock for domain name		$10,000
Additional paid in capital for domain name		$40,000

See Accompanying Notes to Financial Statements

Dover Holding Corporation
(A Developmental Stage Company as of June 1, 2008)
Notes to Financial Statements
As of June 30, 2009 (Unaudited)

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

                                 The condensed financial statements as of June 30, 2009, for the six months ended June 30, 2009 and 2008, and for the three months ended June 30, 2009 and 2008, and for the development stage period June 1, 2008 to June 30, 2009 are unaudited.   In the opinion of management, such condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the financial position and the results of operations.   The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed financial statements should be read in conjunction with the audited financial statements for the year end December 31, 2008 appearing in Form 10K filed on April 3, 2009.

Note 2 – Related Party Transactions

A. Notes Payable

On February 5, 2008, the Company entered into a revolving loan from the Irrevocable Children’s Trust No. 2, at an annual rate of 8%.  From January 1, 2009 through June 30, 2009, the Company borrowed an additional $13, 000 with the same terms. The principal balance as of June 30, 2009 was $34,250.   The trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company.

Note 3 – Liquidity Concern

The Company expects to fund interim operations through the issuance of debt and/or equity from its largest shareholder, Santa Clara Partners, LLC or its affiliates. As shown in the accompanying financial statements, the Company incurred a net loss of $48,017 and $16,292 for the six months ending June 30, 2009 and 2008 respectively. The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public financing. Given the current national and international macro-economic conditions, real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion. The Company intends to seek additional financing to implement its current business plan.   There can be no assurance that Company will be able to find suitable financing.

Item 2.	Management's Discussion And Analysis Or Plan Of Operation.

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.  A reader, whether investing in the Company’s securities or not, should not place undue reliance on these forward-looking statement, which are made only as of the date of this Quarterly Report.  Important factors that may cause actual results to differ from expectations and projections, include, for example:  the success or failure of management’s implementation of the Company’s plan of operation; the ability of the Company to fund its operating expenses; the ability of the Company to obtain a source of funds on terms that are acceptable in light of the requirements of prospective sale-leaseback transactions; the ability of the Company to compete with other companies that provide capital to micro-cap companies; the effect of changing economic conditions impacting our plan of operation; the ability of the Company to accurately evaluate the credit risk of prospective triple-net lessees;  and the ability of the Company to meet the general risks attendant to a new business, a financing business, a real estate investment business or a triple-net lease business.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $23,224 and $5,083 for the three months ended June 30, 2009 and 2008, respectively, and $48,017 and $16,292 for the six months ending June 30, 2009 and 2008, respectively.  The Company became a developmental stage company on June 1, 2008.

Three Months Ended June 30, 2009 and 2008:

Professional Fees: Professional fees were $22,634 and $2,742 for the three months ended June 30, 2009 and 2008, respectively. Professional fees increased by $19,892 due to an increase in accounting and legal fees for the SEC filings.

General and Administrative Expenses: General and administrative expenses were $0 and $1,075 for the three months ended June 30, 2009 and 2008, respectively. General and administrative expenses decreased by $1,075 due to filing fees for the state of Nevada paid in first quarter 2009.

Interest Expense: Interest expense was $591 and $1,266 for the three months ended June 30, 2009 and 2008, respectively.  Interest  expense decreased by $675 due to loan conversions in the second quarter of 2008.

Net Loss: Net loss was $23,224 and $5,083 for the three months ended June 30, 2009 and 2008, respectively. This was an increase in net loss of $18,141 resulting primarily from an increase in professional fees relating to the public filing of the Company during the three months ended June 30, 2009.

Six Months Ended June 30, 2009 and 2008:

Professional Fees: Professional fees were $44,724 and $12,742 for the six months ended June 30, 2009 and 2008, respectively. Professional fees increased by $31,982 due to an increase in accounting and legal fees for the SEC filings.

General and Administrative Expenses: General and administrative expenses were $2,267 and $1,075 for the six months ended June 30, 2009 and 2008, respectively. General and administrative expenses increased by $1,192 due to filing fees for the state of Nevada paid in first quarter 2009.

Interest Expense: Interest expense was $1,026 and $2,475 for the six months ended June 30, 2009 and 2008, respectively.  Interest  expense decreased by $1,449 due to loan conversions in the second quarter of 2008.

Net Loss: Net loss was $48,017 and $16,292 for the six months ended June 30, 2009 and 2008, respectively. This was an increase in net loss of $31,725 resulting primarily from an increase in professional fees relating to the public filing of the Company during the six months ended June 30, 2009.

Liquidity and Capital Resources

For the six months ended June 30, 2009, we had a negative cash flow from operations of $10,882 compared to a negative cash flow of $9,042 for the six months ended June 30, 2008, a decrease in the cash flow of $1,840.  The Company expects to fund interim operations through the issuance of debt and/or equity securities from its largest shareholder, Santa Clara Partners, LLC or its affiliates.

During the six months ended June 30, 2009, the Company received $13,000 in loans from related parties at an interest of 8%.

The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion.   The Company has been developing it’s website and has commenced discussions with various parties related to the leaseback transactions, however, no definitive agreements have been reached as of yet.  The Company expects to incur additional losses business opportunities reach a critical mass.   There can be no assurance that Company will ever achieve any revenues or profitable operations.  The Company expects to fund interim operations through the issuance of debt and/or equity from its largest shareholder, Santa Clara Partners, LLC or its affiliates. As of June 30, 2009, the company has not yet begun operations.  The Company has no intention to begin operations until the economy is stable again.

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

B.     Critical Accounting Policies

Liquidity Concern:

The Company expects to fund interim operations through the issuance of debt and/or equity from its largest shareholder, Santa Clara Partners, LLC or its affiliates. As shown in the accompanying financial statements, the Company incurred a net loss of $48,017 and $16,292 for the six months ending June 30, 2009 and 2008 respectively. The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion. The Company intends to seek additional financing to implement its current business plan.   There can be no assurance that Company will be able to find suitable financing.

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

ITEM 3. - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

None.

ITEM 4. -  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, (ii) accordingly, our disclosure controls and procedures were not effective as of  June 30, 2009, and (iii) no change in internal controls over financial reporting occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect,  our internal control over financial reporting; provided, however, that it is to be noted that, based on the above described material weakness, our management, including our CEO have concluded that we did not maintain effective internal control over financial reporting as of June 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

There have been no material changes to our risk factors as previously disclosed in our last Annual Report on Form 10-K.

ITEM 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

              None

ITEM 4. Submission Of Matters To A Vote Of Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit Number	Description

4.1	Form of Irrevocable Children’s Trust No. 2 Note, dated June 30, 2009

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dover Holding Corporation

July 16, 2009	By:/s/ Frank P. Crivello
Frank P. Crivello, Chief Executive Officer and
Chief Financial Officer