Form 10-Q
period 2009-09-30
Dover Holding Corp
filed 2009-11-06
CIK 1445635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

(414) 283-2605
(Issuer’s telephone number)

Indicate by a check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes    [   ]     No   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 6, 2009 – 27,115,376 shares of common stock were issued and outstanding.

DOVER HOLDING CORPORATION

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART 1.  FINANCIAL INFORMATION

Dover Holding Corporation
Balance Sheet

ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Current Assets
Cash	$308	$444
Total Current Assets	308	444

Other Assets
Fixed Assets, less accum depr	39,995	39,995
Retainer	-	2,500
Total Other Assets	39,995	42,495

TOTAL ASSETS	$40,303	$42,939

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable	$73,600	$52,252
Other Liabilities	30,000	2,500
Accrued Interest Payable	2,559	841
Notes Payable	34,250	21,250
TOTAL LIABILITIES	140,409	76,843

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value, 130,000,000
Shares authorized, 27,115,376 outstanding	27,115	27,115
Additional Paid In Capital	10,149,393	10,149,393
Accumulated Deficit	(10,137,692)	(10,137,691)
Accumulated Deficit Developmental Stage	(138,922)	(72,721)
Total Stockholders' Deficit	(100,106)	(33,904)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$40,303	$42,939

See Accompanying Notes to Financial Statements

Dover Holding Corporation
Statement of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Developmental Stage For the period June 1, 2008 to September 30,
	2009	2008	2009	2008	2009
REVENUE
Income	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-
Expenses
General and Administrative Fees	253	-	2,520	1,075	2,802
Impairment	-	-	-	-	10,005
Professional Fees	17,239	5,000	61,964	17,742	122,053
Total Expenses	17,492	5,000	64,484	18,817	134,860

Operating Loss	(17,492)	(5,000)	(64,484)	(18,817)	(134,860)

Other Expenses
Interest Expenses	691	711	1,717	3,186	4,062
Total Other Expenses	691	711	1,717	3,186	4,062

Net Loss	$(18,183)	$(5,711)	$(66,201)	$(22,003)	$(138,922)

Net Loss per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	27,115,136	22,132,285	27,115,136	9,754,295	25,249,280

See Accompanying Notes to Financial Statements

Dover Holding Corporation
Statement of Cash Flows
Unaudited

	Nine Months Ended September 30,		Developmental Stage For the period June 1, 2008 to September 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(66,201)	$(22,003)	$(138,922)
Adjustments to reconcile net loss to net cash used operating activities

Changes in Operation Assets & Liabilities:
Retainers	2,500	(3,000)	-
Impairment	-	-	10,005
Accounts Payable and Accrued expenses	48,848	75	91,273
Accrued Interest Payable	1,717	3,186	4,062
Net Cash Used by Operating Activities	(13,136)	(21,742)	(33,582)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Note Payable	13,000	21,850	33,850
Net Cash Provided by Financing Activities	13,000	21,850	33,850

NET INCREASE (DECREASE) IN CASH:	(136)	108	268

BEGINNING CASH	444	82	40

ENDING CASH	$308	$190	$308

SUPPLEMENTAL DISCLOSURE OF CASH ITEMS:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Purchase of domain name	$-	$(50,000)	$-
Common stock for domain name	$-	$10,000	$-
Additional paid in capital for domain name	$-	$40,000	$-
Note payable conversion for common stock	$-	$(62,600)	$-
Accrued interest conversion for common stock	$-	$(12,977)	$-
Common stock for note payables	$-	$15,115	$-
Additional paid in capital for note payables	$-	$60,462	$-

See Accompanying Notes to Financial Statements

Dover Holding Corporation
(A Developmental Stage Company as of June 1, 2008)
Notes to Financial Statements
As of September 30, 2009 (Unaudited)

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

The condensed financial statements as of September 30, 2009, for the nine months ended September 30, 2009 and 2008, and for the three months ended September 30, 2009 and 2008, and for the development stage period June 1, 2008 to September 30, 2009 are unaudited.   In the opinion of management, such condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the financial position and the results of operations.   The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed financial statements should be read in conjunction with the audited financial statements for the year end December 31, 2008 appearing in Form 10K filed on April 3, 2009.

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

Note 2 – Related Party Transactions

A. Notes Payable

On February 5, 2008, the Company entered into a revolving loan from the Irrevocable Children’s Trust No. 2, at an annual rate of 8%.  From January 1, 2009 through September 30, 2009, the Company borrowed an additional $13,000 with the same terms. The principal balance as of September 30, 2009 was $34,250.   The trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company.

Note 3 – Liquidity Concern

The Company expects to fund interim operations through the issuance of debt and/or equity        from its largest shareholder, Santa Clara Partners, LLC or its affiliates. As shown in the accompanying financial statements, the Company incurred a net loss of $66,201 and $22,003 for the nine months ending September 30, 2009 and 2008 respectively. The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public financing.  Given the current national and international macro-economic conditions, real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion. The Company intends to seek additional financing to implement its current business plan.   There can be no assurance that Company will be able to find suitable financing.

Note 4 – Subsequent Events

Pursuant to Financial Accounting Standards Board Accounting Standards Codification 855-10, we have evaluated all events or transactions that occurred from September 30, 2009 through November 6, 2009, the date our condensed consolidated financial statements were issued. We did not have any material recognizable subsequent events during this period.

Item 2. - Management's Discussion And Analysis Or Plan Of Operation.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $18,183 and $5,711 for the three months ended September 30, 2009 and 2008, respectively, and $66,201 and $22,003 for the nine months ending September 30, 2009 and 2008, respectively. The Company became a developmental stage company on June 1, 2008.

Three Months Ended September 30, 2009 and 2008:

Professional Fees: Professional fees were $17,239 and $5,000 for the three months ended September 30, 2009 and 2008, respectively. Professional fees increased by $12,239 due to an increase in accounting and legal fees for the SEC filings.

General and Administrative Expenses: General and administrative expenses were $253 and $0 for the three months ended September 30, 2009 and 2008, respectively. General and administrative expenses increased by $253 due to the website renewal fees of NNN.net.

Interest Expense: Interest expense was $691 and $711 for the three months ended September 30, 2009 and 2008, respectively.  Interest  expense decreased by $20 due to loan conversions in the second quarter of 2008.

Net Loss: Net loss was $18,183 and $5,711 for the three months ended September 30, 2009 and 2008, respectively. This was an increase in net loss of $12,472 resulting primarily from an increase in professional fees relating to the public filing of the Company during the three months ended September 30, 2009.

Nine Months Ended September 30, 2009 and 2008:

Professional Fees: Professional fees were $61,964 and $17,742 for the nine months ended September 30, 2009 and 2008, respectively. Professional fees increased by $44,222 due to an increase in accounting and legal fees for the SEC filings.

General and Administrative Expenses: General and administrative expenses were $2,520 and $1,075 for the nine months ended September 30, 2009 and 2008, respectively. General and administrative expenses increased by $1,445 due to the website renewal fees of NNN.net and filing fees for the State of Nevada.

Interest Expense: Interest expense was $1,717 and $3,186 for the nine months ended September 30, 2009 and 2008, respectively.  Interest  expense decreased by $1,469 due to loan conversions in the second quarter of 2008.

Net Loss: Net loss was $66,201 and $22,003 for the nine months ended September 30, 2009 and 2008, respectively. This was an increase in net loss of $44,198 resulting primarily from an increase in professional fees relating to the public filing of the Company during the nine months ended September 30, 2009.

Liquidity and Capital Resources

For the nine months ended September 30, 2009, we had a negative cash flow from operations of $13,136 compared to a negative cash flow of $21,742 for the nine months ended September 30, 2008, a decrease in the cash flow of $8,606.  The Company expects to fund interim operations through the issuance of debt and/or equity securities from its largest shareholder, Santa Clara Partners, LLC or its affiliates.

During the nine months ended September 30, 2009, the Company received $13,000 in loans from related parties at an interest rate of  8%.

The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion.   The Company has been developing it’s website and has commenced discussions with various parties related to the leaseback transactions, however, no definitive agreements have been reached as of yet.  The Company expects to incur additional losses business opportunities reach a critical mass.   There can be no assurance that Company will ever achieve any revenues or profitable operations.  The Company expects to fund interim operations through the issuance of debt and/or equity from its largest shareholder, Santa Clara Partners, LLC or its affiliates.   As of September 30, 2009, the company has not yet begun operations.  The Company has no intention to begin operations until the economy is stable again.

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

Critical Accounting Policies

Liquidity Concern:

The Company expects to fund interim operations through the issuance of debt and/or equity from its largest shareholder, Santa Clara Partners, LLC or its affiliates. As shown in the accompanying financial statements, the Company incurred a net loss of $66,201 and $22,003 for the nine months ending September 30, 2009 and 2008 respectively. The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion. The Company intends to seek additional financing to implement its current business plan.   There can be no assurance that Company will be able to find suitable financing.

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

ITEM 3. - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

None.

ITEM 4T. -  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

 Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, (ii) accordingly, our disclosure controls and procedures were not effective as of  September 30, 2009, and (iii) no change in internal controls over financial reporting occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect,  our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

            Our management performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine month period ended September 30, 2009. Based on that evaluation, management concluded that no change occurred in the Company's internal controls over financial reporting during the nine months ended September, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Dover Holding Corporation

Date: November 6, 2009	By:	/s/ Frank P. Crivello
Name: Frank P. Crivello
Title: Cheif Executive Officer and Cheif Financial Officer