Form 10-K
period 2009-12-31
Dover Holding Corp
filed 2010-03-11
CIK 1445635

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

___________________________

FORM 10-K

(mark one)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes [_]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes [_]    No [X]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X] No[_]

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer  [_]                                                                Accelerated Filer  [_]
Non-accelerated Filer     [_]                                                                Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity of the registrant as of June 30, 2009:  There has been no public trading market for the company stock.

(ISSURERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by  Section  12,  13 or 15(d) of the  Exchange  Act after  the  distribution  of securities under a plan confirmed by a court. Yes [X] No [_]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of March  11, 2010 there were 27,115,376 shares of common stock outstanding.

DOVER HOLDING CORPORATION

i

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

We have acquired the domain names “nnn.net” and “ nnn.bz”, which we believe has significant value to our business as “NNN” is a common real estate acronym describing a triple-net lease in which the cost of maintenance, insurance, taxes, structural repairs and other expenses are paid by the tenant.  We are developing a portal to be used by the Company to interface with micro-cap companies to exchange market information, as well as information about the services we offer.  Our website is expected to generate leads both for the purchase of real estate in a sale-leaseback transaction, and to generate leads that are expected to lead to consulting revenue.  Initially, in order to carry out our business plan, we expect to rely heavily on the experience and contacts of our executive officers to generate business opportunities and to generate revenue.  We issued 10 million shares of common stock in the Company valued at $50,000 for the domain names we acquired from Santa Clara Partners, LLC, an entity owned by our CEO and President.  These domains have been impaired through year end December 31, 2009 in the amount of $17,075.

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

We expended no funds for research and development during our fiscal year ended December 31, 2009.

Employees.

As of December 31, 2009, we had no employees other than our CEO and President, neither of whom receives compensation.

Item 1A.   Risk Factors

The Company’s business is subject to many risks, including the following:

Liquidity Risk

The Company expects to fund interim operations through the issuance of debt from Irrevocable Children’s Trust No. 2, which the trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company or its affiliates. As shown in the accompanying financial statements, the Company incurred a net loss of $93,206 and $85,047 for the twelve months ending December 31, 2009 and 2008 respectively. The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion.  The Company intends to seek additional financing to implement its current business plan.  There can be no assurance that Company will be able to find suitable financing.   The Company has no intention to begin operations until the economy is stable again.

We have experienced net losses, and we may not be profitable in the future.

We experienced net losses of $93,206 and $85,047 for the years ended December 31, 2009 and 2008 respectively and we may not generate profits in the future on a consistent basis, or at all. As of December 31, 2009, we had a net working capital deficit of $162,535 and a shareholders’ deficit of $127,110. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition.

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

We had no significant business operations from March 2003 until June 2008, when we acquired the nnn.net and nnn.bz domains and became a developmental stage company, nor have we had any significant operations thru December 31, 2009.  In light of the fact that there are no other business models that management can look to in the formation and operation of our sale-leaseback business, there can be no assurance that our proposed operations will be implemented successfully or that we will ever have profits.  If we are unable to sustain our operations, you may lose your entire investment.  We face all the risks inherent in a new business, which include the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs.  As a new business, we may encounter delays and other problems in connection with the operations that we implement.  We also face the risk that we will not be able to effectively implement our business plan. In evaluating our business and prospects, these difficulties should be considered. If we are not effective in addressing these risks, we will not operate profitably and we may not have adequate working capital to meet our obligations as they become due.  This may cause our stock price to decline and result in a loss of a portion or all of your investment.

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

Recent Sales Of Unregistered Shares.

Santa Clara Notes

On January 20, 2005, the Company signed a revolving, convertible promissory note with Santa Clara Partners, LLC, a shareholder of the Company at an annual rate of 8%.   This note shall be repaid within thirty days of receipt by the corporation of a demand from repayment by the Company.   Upon the completion of a fifty to one reverse split by the Company, this Note shall be convertible at the option of the Holder into shares of the Company, at a conversion price of $.005.  Notwithstanding the foregoing, the Note shall only be convertible into Common Stock at such time as the Company’s board of directors and/or shareholders has taken all actions necessary to approve and affect the aforementioned reverse split. On August 1, 2008, Santa Clara Partners, LLC converted $62,841 ($50,600 of principal and $12,241 of interest) into 12,568,088 common shares.

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

NNN.net and NNN.bz Domain Purchase

On August 1, 2008, the Company issued 10 million shares of common stock in the Company to Santa Clara Partners, LLC, an entity controlled by our executive officer, valued at $50,000 for the acquisition of the domain names NNN.net and NNN.bz.  As of December 31, 2009, the domain names have been impaired $17,075.

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

Results of Operations

The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion.   The Company has been developing it’s website and has commenced discussions with various parties related to the leaseback transactions, however, no definitive agreements have been reached as of yet.  The Company expects to incur additional losses business opportunities reach a critical mass.   There can be no assurance that Company will ever achieve any revenues or profitable operations.  The Company expects to fund interim operations through the issuance of debt from Irrevocable Children’s Trust No. 2, which the trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company or its affiliates.

As shown in the accompanying financial statements, the Company incurred a net loss of $93,206 and $85,047 for the twelve months ending December 31, 2009 and 2008 respectively. The Company became a developmental stage company on June 1, 2008.

Twelve Months Ended December 31, 2009 and 2008 and June 1, 2008 through December 31, 2009 (Developmental Stage Company):

Professional Fees: Professional fees were $79,182 and $70,132 for the twelve months ended December 31, 2009 and 2008, respectively and $139,272 for the developmental stage of June 1, 2008 through December 31, 2009. Professional fees increased by $9,050 for the twelve months ended December 31, 2009.  The increase is primarily due to accounting fees for the SEC filings.

General and Administrative Expenses: General and administrative expenses $3,667 and $1,356 for the twelve months ended December 31, 2009 and 2008, respectively and $3,948 for the developmental stage of June 1, 2008 through December 31, 2009. General and administrative increased by $2,311 for the twelve months ended December 31, 2009.  The increase is primarily due to filing fees for the State of Nevada.

Impairment Loss:  Impairment expenses was $7,070 and $10,005 for the twelve months ended December 31, 2009 and 2008, respectively.

Interest Expense: Interest expense was $3,287 and $3,554 for the twelve months ended December 31, 2009 and 2008, respectively and was $5,632 for the developmental stage of June 1, 2008 through December 31, 2009. Interest expense decreased by $267 for the twelve months ended December 31, 2009, due to loan conversions in the second quarter of 2008.

Net Loss: Net loss was $93,206 and $85,047 for the twelve months ended December 31, 2009 and 2008, respectively, and $165,927 for the developmental stage of June 1, 2008 through December 31, 2009. This was an increase in net loss of $8,159, which stayed consistent as there are no operations.

Liquidity and Capital Resources

For the twelve months ended December 31, 2009, we had a negative cash flow from operations of $14,395 compared to a negative cash flow of $26,488 as of December 31, 2008, an increase in the cash flow of $12,093.  The Company expects to fund interim operations through the issuance of debt from Irrevocable Children’s Trust No. 2, which the trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company or its affiliates.

During the twelve months ended December 31, 2009, the Company received $14,000 in loans from related parties at an interest of 8%.

The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion.   The Company has been developing it’s website and has commenced discussions with various parties related to the leaseback transactions, however, no definitive agreements have been reached as of yet.  The Company expects to incur additional losses business opportunities reach a critical mass.   There can be no assurance that Company will ever achieve any revenues or profitable operations.  The Company expects to fund interim operations through the issuance of debt and/or equity from its largest shareholder, Santa Clara Partners, LLC or its affiliates.   As of December 31, 2009, the company has not yet begun operations and does not plan to until the economy is stable.

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

Critical Accounting Policies

Liquidity Concern:

The Company expects to fund interim operations through the issuance of debt from Irrevocable Children’s Trust No. 2, which the trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company or its affiliates.  As shown in the accompanying financial statements, the Company incurred a net loss of $93,206 and $85,047 for the twelve months ending December 31, 2009 and 2008 respectively. The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion. The Company intends to seek additional financing to implement its current business plan.   There can be no assurance that Company will be able to find suitable financing.

Accounting for the Impairment of Long-Live Assets

              The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.  It is reasonably possible that these assets could become impaired as a result of technology or other industry changes.  Determination of recoverability of assets to be held and used is performed by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets or comparable market prices of the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  Through December 31, 2009, the Company evaluated its intangible assets and concluded that the domain names carrying amount exceeded their fair market value and accordingly the Company recorded in impairment charge of $17,075. The impairment charges were determined by comparing the value of similar domain names which were recently sold.

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“FAS 168”). Effective for financial statements issued for interim and annual periods ending after September 15, 2009 the FASB ASC (the “Codification”) is now the authoritative source of U.S. GAAP. The Codification changes the structure of authoritative guidance to a Topic based model versus the previous model of Original Pronouncements, modified by Emerging Issues Task Force Abstracts, FASB Staff Positions, etc. Among other things, the Codification is expected to: reduce the amount of time and effort required to solve an accounting research issue; mitigate the risk of noncompliance through improved usability of the literature; provide accurate information with real-time updates as Accounting Standards Updates are released; and assist the FASB with research and convergence efforts. The adoption of the Codification did not impact the Company’s financial condition or operating results.

In May 2009, the FASB issued Statement 165, Subsequent Events (FASB Accounting Standards Codification™ (ASC) 855, Subsequent Events), to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. Prior to the issuance of the Statement, these requirements were included in the auditing standards in AICPA AU section 560, Subsequent Events. ASC 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. It is effective prospectively for interim or annual reporting periods ending after June 15, 2009. The adoption of this standard did not have an impact on our results of operations or financial position.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria, the Company concluded that a material weakness exists in the internal controls as of December 31, 2009.

A material weakness in the Company’s internal controls exists in that there is limited segregation of duties amongst the Company’s employees with respect to the Company’s preparation and review of the Company’s financial statements.   Additionally, there is an insufficient number of personnel with an appropriate level of experience and knowledge of the U.S. GAAP and SEC reporting requirements.  This material weakness is a result of the Company’s limited number of employees. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.  In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the material weaknesses described above, our management concluded that as of March 5, 2010, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

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

Changes in internal control

There were no changes in the small business issuer’s internal controls over financial reporting identified in connection with the company evaluation required by paragraph (3) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer’s fiscal year that has materially affected or is reasonably likely to materially affect the small business issuer’s internal control over financial reporting.

Item 9B.    Other Information

Changes in Control of Registrant

None

Change of Management

None

Entry into a Material Definitive Agreement

None

PART III

Item 10.	Directors, Executive Officers, Promoters And Control Persons.

Our executive officers and directors and their respective ages and positions are as follows:

Name	Age	Position
Frank P. Crivello	50	Chief Executive Officer and Chairman of the Board of Directors
David Marks	42	President and Director
James E. Patty	55	Director

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

Employment/Consulting Agreements

None.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of our equity stock as of March 5, 2010:

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
* Less than 1%
Except as otherwise indicated, the address of each beneficial owner is c/o Dover Holding Corporation, 1818 North Farwell Avenue, Milwaukee, WI 53202

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) For purposes of calculating the percentage beneficially owned, the number of shares of each class of stock deemed outstanding include 27,115,376 of common shares as of December 31, 2009.

(3) Frank Crivello is managing member of Santa Clara Partners, LLC, and has sole investment and dispositive power with respect to all shares owned by such entity.

(4) David Marks is a member of Santa Clara Partners, LLC, without dispositive power with respect to shares owned by such entity.

Item 13.    Certain Relationships And Related Transactions.

Santa Clara Notes

On January 20, 2005, the Company signed a revolving, convertible promissory note with Santa Clara Partners, LLC, a shareholder of the Company at an annual rate of 8%.   This note shall be repaid within thirty days of receipt by the corporation of a demand from repayment by the Company.   Upon the completion of a fifty to one reverse split by the Company, this Note shall be convertible at the option of the Holder into shares of the Company, at a conversion price of $.005.  Notwithstanding the foregoing, the Note shall only be convertible into Common Stock at such time as the Company’s board of directors and/or shareholders has taken all actions necessary to approve and affect the aforementioned reverse split. On August 1, 2008, Santa Clara Partners, LLC converted $62,841 ($50,600 of principal and $12,241 of interest) into 12,568,088 common shares.

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

Irrevocable Children’s Trust No. 2 Note

On February 5, 2008, the Company entered into a revolving loan from the Irrevocable Children’s Trust No. 2, at an annual rate of 8%.  From January 1, 2009 through December 31, 2009, the Company borrowed an additional $14,000 with the same terms. The principal balance as of December 31, 2009 was $35,250.   The trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company.

NNN.net and NNN.bz Domain Purchase

On August 1, 2008, the Company issued 10 million shares of common stock in the Company to Santa Clara Partners, LLC, an entity controlled by our executive officer, valued at $50,000 for the acquisition of the domain names NNN.net and NNN.bz.  Through December 31, 2009, the domain names were impaired by $17,075.

Item 14.    Principal Accountant Fees And Services

The aggregate fees billed by Demetrius & Company, LLC, for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2009 were $11,000 and $7,000 for other audit related services.

The Board acts as the audit committee and had no pre-approval policies and procedures in effect for the auditors' engagement for the audit year 2009.

All audit work was performed by the auditors' full-time employees.

PART IV

Item 15.                       Exhibits and Financial Statement Schedules.

a. The following documents are included as exhibits to this Annual Report:

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of the Form 10-K.
2.	Financial Statement Schedule: Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.
3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

b. INDEX TO EXHIBITS.

Exhibit Number	Description
3.1	Certificate of Incorporation with amendments (Incorporated by reference to the Form F10/A-1 dated November 19, 2008)

3.2	By-Laws (Incorporated by reference to the Form F10/A-1 dated November 19, 2008)

4.1	Form of Crivello Note, dated October 26, 2007, with amendment (Incorporated by reference to the Form F10/A-1 dated November 19, 2008)

4.2	Form of Tryant Note, dated January 20, 2005(Incorporated by reference to the Form F10/A-1 dated November 19, 2008)

4.3	Form of Santa Clara Note, dated January 20, 2005(Incorporated by reference to the Form F10/A-1 dated November 19, 2008)

4.4	Form of Santa Clara Note, dated June 17, 2008, with amendment(Incorporated by reference to the Form F10/A-1 dated November 19, 2008)

4.5	Form of Irrevocable Children’s Trust No. 2 Note, dated February 5, 2008(Incorporated by reference to the Form F10/A-1 dated November 19, 2008)

4.6	Form of Irrevocable Children’s Trust No. 2 Note, dated July 21, 2008(Incorporated by reference to the Form F10/A-1 dated November 19, 2008)

4.7	Form of Irrevocable Children’s Trust No. 2 Note, dated June 30, 2009 (Incorporated by reference to Exhibit 4.1 to Registrant's report on Form 10-Q, filed July 16, 2009).

10.1	Purchase Agreement for NNN.net and NNN.bz(Incorporated by reference to the Form F10/A-1 dated November 19, 2008)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dover Holding Corporation

March 11, 2010	By:	/s/ Frank P. Crivello
Frank P. Crivello, Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons or on behalf of the Registrant and in the capacities on the dates indicated.

March 11, 2010	By:	/s/ David Marks
David M. Marks, Director

March 11, 2010	By:	/s/ James Patty
James Patty, Director

March 11, 2010	By:	/s/Frank P. Crivello
Frank P. Crivello, Chairman of the Board of Directors

Dover Holding Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Dover Holding Corporation

We have audited the accompanying balance sheets of Dover Holding Corporation (a development stage company) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit and cash flows for the years ended  December 31, 2009 and 2008 and  the period June 1, 2008 (inception of developmental stage) through December 31, 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dover Holding Corporation (a development stage company) as of December 31, 2009 and 2008 and the results of its operations and its cash flows for of the years ended December 31, 2009 and 2008 and from June 1, 2008 (inception of developmental stage) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Demetrius & Company, L.L.C.
Demetrius & Company, L.L.C.
Wayne, New Jersey 07470 March 8, 2010

Dover Holding Corporation
Balance Sheet
Audited

ASSETS

	December 31, 2009	December 31, 2008

Current Assets
Cash	$49	$444
Total Current Assets	49	444

Other Assets
Intangible Asset	32,925	39,995
Retainer	2,500	2,500
Total Other Assets	35,425	42,495

TOTAL ASSETS	$35,474	$42,939

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable	$76,579	$52,252
Other Liabilities	47,500	2,500
Accrued Interest Payable	3,255	841
Notes Payable	35,250	21,250
Total Current Liabilities	162,584	76,843

TOTAL LIABILITIES	162,584	76,843

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value, 130,000,000
Shares authorized, 27,115,376 outstanding	27,115	27,115
Additional Paid In Capital	10,149,393	10,149,393
Accumulated (Deficit )	(10,137,691)	(10,137,691)
Accumulated (Deficit) Developmental Stage	(165,927)	(72,721)
Total Stockholders' Deficit	(127,110)	(33,904)

TOTAL LIABILITIES & STOCKHOLDERS'
DEFICIT	$35,474	$42,939

See Accompanying Notes to Financial Statements

Dover Holding Corporation
Statement of Operations

(Audited)

	Twelve Months Ended December 31,		Developmental Stage
	2009	2008	For the period June 1, 2008 to December 31, 2009
REVENUE
Income	$-	$-	$-
Total Revenue			-
Expenses
General and Administrative Fees	3,667	1,356	3,948
Impairment	7,070	10,005	17,075
Professional Fees	79,182	70,132	139,272
Total Expenses	89,919	81,493	160,295

Operating Loss	(89,919)	(81,493)	(160,295)

Other Expenses
Interest Expenses	3,287	3,554	5,632
Total Other Expenses	3,287	3,554	5,632

Net Loss	$(93,206)	$(85,047)	$(165,927)

Net Loss per Common Share
Basic and Diluted	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common
Shares
Outstanding - Basic and Diluted	27,115,136	12,459,006	25,546,306

See Accompanying Notes to Financial Statements

Dover Holding Corporaiton
Statement of Stockholder's Equity
For Twelve Months Ending December 31, 2009 and December 31, 2008

					Accumulated
					Deficit
	Common Stock		Additional	Accumulated	Developmental
	Shares	Amount	Paid-In-Capital	Deficit	Stage	Total
Balance December 31, 2007	2,000,000	$2,000	$10,048,931	$(10,125,365)	$-	(74,434)

Purchase of domain/internet June 1, 2008	10,000,000	10,000	40,000			50,000

Conversion of note payables August 1, 2008	15,115,376	15,115	60,462			75,577

Net loss from January 1, 2008 through
June 30, 2008				(12,326)		(12,326)

Net loss from July 1, 2008 through
December 31, 2008					(72,721)	(72,721)

Balance December 31, 2008	27,115,376	27,115	10,149,393	(10,137,691)	(72,721)	(33,904)

Net loss from 2009				-		-

Net loss from July 1, 2008 through
December 31, 2009					(93,206)	(93,206)

Balance December 31, 2009	27,115,376	$27,115	$10,149,393	$(10,137,691)	$(165,927)	$(165,927)

See Accompanying Notes to Financial Statements

Dover Holding Corporation
Statement of Cash Flows

	Twelve Months Ended December 31,		Developmental Stage
	2009	2008	For the period June 1 , 2008 to December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(93,206)	$(85,047)	$(165,927)
Adjustments to reconcile net loss to net cash
used operating activities

Changes in Operation Assets & Liabilities:
Retainers	-	4,500	(5,000)
Impairment	7,070	10,005	17,075
Accounts Payable and Accrued expenses	69,327	40,500	114,252
Accrued Interest Payable	2,414	3,554	4,759
Net Cash Used by Operating Activities	(14,395)	(26,488)	(34,841)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Note Payable	14,000	26,850	34,850
Net Cash Provided by Financing Activities	14,000	26,850	34,850

NET INCREASE (DECREASE) IN CASH:	(395)	362	9

BEGINNING CASH	444	82	40

ENDING CASH	$49	$444	$49

SUPPLEMENTAL DISCLOSURE OF CASH ITEMS:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Purchase of domain name	$-	$(50,000)	$(50,000)
Common stock for domain name	$-	$10,000	$10,000
Additional paid in capital for domain name	$-	$40,000	$40,000
Note payable conversion for common stock	$-	$(62,600)	$(62,600)
Accrued interest conversion for common stock	$-	$(12,977)	$(12,977)
Common stock for note payables	$-	$15,115	$15,115
Additional paid in capital for note payables	$-	$60,462	$60,462

See Accompanying Notes to Financial Statements

Dover Holding Corporation
(A Developmental Stage Company as of June 1, 2008)
Notes to Financial Statements
As of December 31, 2009 and 2008 (Audited)

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

On June 1, 2008, the Company became a developmental stage company.  The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion.  The Company expects to incur additional costs associated with implementing the current business plan.   The Company expects to fund interim operations through the issuance of debt from Irrevocable Children’s Trust No. 2, which the trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company or its affiliates.

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

The carrying amounts of the Company’s financial instruments, including cash, accounts payable, accrued expenses and note payables at December 31, 2009, approximates their fair value because of their relatively short-term nature.

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
Notes to Financial Statements
As of December 31, 2009 and 2008 (Audited)

(F)	Accounting for the Impairment of Long-Live Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or annually. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is performed by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets or comparable market prices of the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Through December 31, 2009, the Company evaluated its intangible assets and concluded that the domain names carrying amount exceeded their fair market value and accordingly the Company recorded in impairment charge of $17,075. The impairment charges were determined by comparing the value of similar domain names which were recently sold.

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

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“FAS 168”). Effective for financial statements issued for interim and annual periods ending after September 15, 2009 the FASB ASC (the “Codification”) is now the authoritative source of U.S. GAAP. The Codification changes the structure of authoritative guidance to a Topic based model versus the previous model of Original Pronouncements, modified by Emerging Issues Task Force Abstracts, FASB Staff Positions, etc. Among other things, the Codification is expected to: reduce the amount of time and effort required to solve an accounting research issue; mitigate the risk of noncompliance through improved usability of the literature; provide accurate information with real-time updates as Accounting Standards Updates are released; and assist the FASB with research and convergence efforts. The adoption of the Codification did not impact the Company’s financial condition or operating results.

In May 2009, the FASB issued Statement 165, Subsequent Events (FASB Accounting Standards Codification™ (ASC) 855, Subsequent Events), to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. Prior to the issuance of the Statement, these requirements were included in the auditing standards in AICPA AU section 560, Subsequent Events. ASC 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. It is effective prospectively for interim or annual reporting periods ending after June 15, 2009. The adoption of this standard did not have an impact on our results of operations or financial position.

(I)	Developmental Stage Company

In June 2008, the Company acquired the domain names “nnn.net” and “nnn.bz”. At that point in time, the Company became a development stage company. The Company has not yet incurred any research and development expenses.

Dover Holding Corporation
(A Developmental Stage Company as of June 1, 2008)
Notes to Financial Statements
As of December 31, 2009 and 2008 (Audited)

 Note 3 – Related Party Transactions

A. Notes Payable

On January 20, 2005, the Company signed a revolving, convertible promissory note with Santa Clara Partners, LLC, a shareholder of the Company at an annual rate of 8%.   This note shall be repaid within thirty days of receipt by the corporation of a demand from repayment by the Company.   Upon the completion of a fifty to one reverse split by the Company, this Note shall be convertible at the option of the Holder into shares of the Company, at a conversion price of $.005.  Notwithstanding the foregoing, the Note shall only be convertible into Common Stock at such time as the Company’s board of directors and/or shareholders has taken all actions necessary to approve and affect the aforementioned reverse split. On August 1, 2008, Santa Clara Partners, LLC converted $62,841 ($50,600 of principal and $12,241 of interest) into 12,568,088 common shares.

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

On February 5, 2008, the Company entered into a revolving loan from the Irrevocable Children’s Trust No. 2, at an annual rate of 8%.  From January 1, 2009 through December 31, 2009, the Company borrowed an additional $14,000 with the same terms. The principal balance as of December 31, 2009 was $35,250.   The trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company.

Dover Holding Corporation
(A Developmental Stage Company as of June 1, 2008)
Notes to Financial Statements
As of December 31, 2009 and 2008 (Audited)

B. Domain Name Purchase

On June 1, 2008, the Company purchased two domain names from Santa Clara Partners, LLC, a related party.   As consideration for the purchase of the Domain Names the Company issued 10,000,000 shares of the Company’s common stock valued at $.005 per share valued at $50,000 on August 1, 2008.

Note 4 – Liquidity Concern

The Company expects to fund interim operations through the issuance of debt from Irrevocable Children’s Trust No. 2, which the trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company or its affiliates.  As shown in the accompanying financial statements, the Company incurred a net loss of $93,206 and $85,047 for the twelve months ending December 31, 2009 and 2008 respectively. The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion. The Company intends to seek additional financing to implement its current business plan.   There can be no assurance that Company will be able to find suitable financing.

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
Notes to Financial Statements
As of December 31, 2009 and 2008 (Audited)

Note 6 – Income Tax

Differences between the tax provision computed using the statutory federal income tax rate and the effective income tax rate on operations is as follows:

	2009	2008

Federal Statutory Rate	$(31,689)	$(28,915)

Tax Benefit not provided due to valuation allowance	31,689	28,915
	$0	$0

Components of the Company’s deferred tax assets and liabilities are as follows:

	2009	2008
Deferred tax assets:
Tax benefits related to net operating loss carry forwards	$10,303,618	$10,210,412

Valuation allowance for Deferred tax assets	(10,303,618)	(10,210,412)
Net deferred tax assets	$0	$0

As  of  December  31,  2009,   the  Company  has  a  net  operating   loss carryforwards  for  U.S federal  income  tax  purposes  in  the  aggregate  of $10,303,618, which expire at various dates through 2029.  Provisions are made for estimated U.S. income taxes, less available tax credits and deductions.

Note 7 – Subsequent Events

For the year ended December 31, 2009, the Company has evaluated subsequent events for potential recognition and disclosure as of the date of financial statement issuance.