Form 10-Q
period 2010-03-31
Dover Holding Corp
filed 2010-05-04
CIK 1445635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

(414) 283-2605
(Issuer’s telephone number)

Indicate by a check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   No 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 4, 2010 – 27,115,376 shares of common stock

Indicate by a check mark whether the registrant is (check one):

an accelerated filer ☐	a non accelerated filer ☐	or a smaller reporting company ☒

DOVER HOLDING CORPORATION

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2010

PART 1.  FINANCIAL INFORMATION

Dover Holding Corporation
Balance Sheet

ASSETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Current Assets
Cash	$549	$49
Total Current Assets	549	49

Other Assets
Fixed Assets, less accum depr	32,925	32,925
Retainer	-	2,500
Total Other Assets	32,925	35,425
TOTAL ASSETS	$33,474	$35,474

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable	$80,497	$76,579
Other Liabilities	46,500	47,500
Accrued Interest Payable	3,952	3,255
Notes Payable	39,250	35,250
Total Current Liabilities	170,199	162,584
TOTAL LIABILITIES	170,199	162,584

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value, 130,000,000
Shares authorized, 27,115,376 outstanding	27,115	27,115
Additional Paid In Capital	10,149,393	10,149,393
Accumulated (Deficit )	10,137,691)	(10,137,691)
Accumulated (Deficit) Developmental Stage	(175,542)	(165,927)
Total Stockholders' Deficit	(136,725)	(127,110)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$33,474	$35,474

See Accompanying Notes to Financial Statements

Dover Holding Corporation
Statement of Operations

(Unaudited)

	Three Months Ended March 31,		Developmental Stage
	2010	2009	For the period June 1, 2008 to March 31, 2010
REVENUE
Income	$-	$-	$-
Total Revenue	-	-	-
Expenses
General and Administrative Fees	-	2,267	3,948
Impairment	-	-	17,075
Professional Fees	8,919	22,091	148,191
Total Expenses	8,919	24,358	169,214

Operating Loss	(8,919)	(24,358)	(169,214)

Other Expenses
Interest Expenses	696	435	6,328
Total Other Expenses	696	435	6,328

Net Loss	$(9,615)	$(24,793)	$(175,542)

Net Loss per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common
Shares
Outstanding - Basic and Diluted	27,115,376	27,115,376	25,757,707

See Accompanying Notes to Financial Statements

Dover Holding Corporation
Statement of Cash Flows
Unaudited

	Three Months Ended March 31,		Developmental Stage
	2010	2009	For the period June 1, 2008 to March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(9,615)	$(24,793)	$(175,542)
Adjustments to reconcile net loss to net cash
used operating activities

Changes in Operation Assets & Liablities:
Retainer	2,500	2,500	(2,500)
Impairment	-	-	17,075
Accounts Payable and Accrued expenses	2,918	18,372	117,170
Accrued Interest Payable	697	435	5,456
Net Cash Used by Operating Activities	(3,500)	(3,486)	(38,341)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Note Payable	4,000	3,250	38,850
Net Cash Provided by Financing Activities	4,000	3,250	38,850

NET INCREASE (DECREASE) IN CASH:	500	(236)	509

BEGINNING CASH	49	444	40

ENDING CASH	$549	$208	$549

SUPPLEMENTAL DISCLOSURE OF CASH ITEMS:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING & FINANCING ACTIVITIES:
Purchase of domain name	$-	$-	$(50,000)
Common stock for domain name	$-	$-	$10,000
Additional paid in capital for domain name	$-	$-	$40,000
Note payable conversion for common stock	$-	$-	$(62,600)
Accrued interest conversion for common stock	$-	$-	$(12,977)
Common stock for note payable	$-	$-	$15,115
Additional paid in capital for note payable	$-	$-	$60,462

See Accompanying Notes to Financial Statements

Dover Holding Corporation
(A Developmental Stage Company as of June 1, 2008)
Notes to Financial Statements
As of March 31, 2010 (Unaudited)

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

The condensed financial statements as of March 31, 2010, for the three months ended March 31, 2010 and 2009, and for the development stage period June 1, 2008 to March 31, 2010 are unaudited.   In the opinion of management, such condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the financial position and the results of operations.   The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed financial statements should be read in conjunction with the audited financial statements for the year end December 31, 2009 appearing in Form 10K filed on March 11, 2010.

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
As of March 31, 2010 (Unaudited)

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

Dover Holding Corporation
(A Developmental Stage Company as of June 1, 2008)
Notes to Financial Statements
As of March 31, 2010 (Unaudited)

  Note 3 – Related Party Transactions

A. Notes Payable

On February 5, 2008, the Company entered into a revolving loan from the Irrevocable Children’s Trust No. 2, at an annual rate of 8%.  From January 1, 2010 through March 31, 2010, the Company borrowed an additional $4,000 with the same terms. The principal balance as of March 31, 2010 was $39,250.   The trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company.

Note 4 – Liquidity Concern

The Company expects to fund interim operations through the issuance of debt and/or equity        from its largest shareholder, Santa Clara Partners, LLC or its affiliates. As shown in the accompanying financial statements, the Company incurred a net loss of $9,615 and $24,793 for the three months ending March 31, 2010 and 2009 respectively. The Company is focusing  its business plan on providing long-term, real estate-based financing for micro-cap public financing.  Given the current national and international macro-economic conditions, real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion. The Company intends to seek additional financing to implement its current business plan.   There can be no assurance that Company will be able to find suitable financing.

Note 5 – Subsequent Event

The Company has evaluated subsequent events for potential recognition and disclosures through  May 3, 2010 for Form 10-Q.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $9,615 and $24,793 for the three months ending March 31, 2010 and 2009, respectively. The Company became a developmental stage company on June 1, 2008.

Three Months Ended March 31, 2010 and 2009:

Professional Fees: Professional fees were $8,919 and $22,091 for the three months ended March 31, 2010 and 2009, respectively. Professional fees decreased by $13,172 due to a decrease in legal fees for the SEC filings.

General and Administrative Expenses: General and administrative expenses were $0 and $2,267 for the three months ended March 31, 2010 and 2009, respectively. General and administrative expenses decreased by $2,267.

Interest Expense: Interest expense was $696 and $435 for the three months ended March 31, 2010 and 2009, respectively.  Interest  expense incresed by $261 due to additional lending of monies..

Net Loss: Net loss was $9,615 and $24,793 for the three months ended March 31, 2010 and 2009, respectively. This was a decrease in net loss of $15,178 resulting primarily from a decrease in professional fees during the three months ended March 31, 2010.

Liquidity and Capital Resources

For the three months ended March 31, 2010, we had a negative cash flow from operations of $3,500 compared to a negative cash flow of $3,486 for the three months ended March 31, 2009, an increase in the negative cash flow of $14.  The Company expects to fund interim operations through the issuance of debt and/or equity securities from its largest shareholder, Santa Clara Partners, LLC or its affiliates.

During the three months ended March 31, 2010, the Company received $4,000 in loans from related parties at an interest of 8%.
The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion.   The Company has been developing it’s website and has commenced discussions with various parties related to the leaseback transactions, however, no definitive agreements have been reached as of yet.  The Company expects to incur additional losses business opportunities reach a critical mass.   There can be no assurance that Company will ever achieve any revenues or profitable operations.  The Company expects to fund interim operations through the issuance of debt and/or equity from its largest shareholder, Santa Clara Partners, LLC or its affiliates.   As of March 31, 2010, the company has not yet begun operations.

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

B.     Critical Accounting Policies

Liquidity Concern:

The Company expects to fund interim operations through the issuance of debt and/or equity from its largest shareholder, Santa Clara Partners, LLC or its affiliates. As shown in the accompanying financial statements, the Company incurred a net loss of $9,615 and $24,793 for the three months ending March 31, 2010 and 2009 respectively. The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion. The Company intends to seek additional financing to implement its current business plan.   There can be no assurance that Company will be able to find suitable financing.

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

ITEM 3. - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

None.

ITEM 4. -  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, (ii) accordingly, our disclosure controls and procedures were not effective as of  March 31, 2010, and (iii) no change in internal controls over financial reporting occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect,  our internal control over financial reporting; provided, however, that it is to be noted that, based on the above described material weakness, our management, including our CEO have concluded that we did not maintain effective internal control over financial reporting as of March 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Removed and Reserved.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation with amendments, incorporated by reference to Exhibit 3.1 to Registrant’s Form F10/A-1 filed with the SEC on November 19, 2008.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Form F10/A-1 filed with the SEC on November 19, 2008.

3.3	Amended and Restated By-Laws of Dover Holding Corporation, incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K filed with the SEC on March 11, 2010.

4.1	Form of Crivello Note, dated October 26, 2007, with amendment, incorporated by reference to Exhibit 4.1 to Registrant’s Form F10/A-1 filed with the SEC on November 19, 2008.

4.2	Form of Tryant Note, dated January 20, 2005, incorporated by reference to Exhibit 4.2 to Registrant’s Form F10/A-1 filed with the SEC on November 19, 2008.

4.3	Form of Santa Clara Note, dated January 20, 2005, incorporated by reference to Exhibit 4.3 to Registrant’s Form F10/A-1 filed with the SEC on November 19, 2008.

4.4	Form of Santa Clara Note, dated June 17, 2008, with amendment, incorporated by reference to Exhibit 4.4 to Registrant’s Form F10/A-1 filed with the SEC on November 19, 2008.

4.5	Form of Irrevocable Children’s Trust No. 2 Note, dated February 5, 2008, incorporated by reference to Exhibit 4.5 to Registrant’s Form F10/A-1 filed with the SEC on November 19, 2008.

4.6	Form of Irrevocable Children’s Trust No. 2 Note, dated July 21, 2008, incorporated by reference to Exhibit 4.6 to Registrant’s Form F10/A-1 filed with the SEC on November 19, 2008.

4.7	Form of Irrevocable Children’s Trust No. 2 Note, dated June 30, 2009 incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-Q filed with the SEC on July 16, 2009.

10.1	Purchase Agreement for NNN.net and NNN.bz incorporated by reference to Exhibit 10.1 to Registrant’s Form F10/A-1 filed with the SEC on November 19, 2008.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dover Holding Corporation

May 4, 2010	By: /s/ Frank P. Crivello
Frank P. Crivello, Chief Executive Officer and
Chief Financial Officer