Form 10-Q
period 2010-09-30
Dover Holding Corp
filed 2010-11-04
CIK 1445635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

(414) 283-2605
(Issuer’s telephone number)

Indicate by a check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by a check mark whether the registrant is (check one):

an accelerated filer ☐	a non accelerated filer ☐	or a smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 4, 2010, 27,115,376 shares of common stock were issued and outstanding.

DOVER HOLDING CORPORATION

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART 1.  FINANCIAL INFORMATION

Dover Holding Corporation
Balance Sheet

ASSETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Current Assets
Cash	$24	$49
Total Current Assets	24	49

Other Assets
Fixed Assets, less accum depr	32,925	32,925
Retainer	-	2,500
Total Other Assets	32,925	35,425

TOTAL ASSETS	$32,949	$35,474

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable	$82,099	$76,579
Other Liabilities	49,500	47,500
Accrued Interest Payable	5,570	3,255
Notes Payable	41,750	35,250
Total Current Liabilities	178,919	162,584

TOTAL LIABILITIES	178,919	162,584

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value, 130,000,000
Shares authorized, 27,115,376 outstanding	27,115	27,115
Additional Paid In Capital	10,149,393	10,149,393
Accumulated (Deficit )	(10,137,691)	(10,137,691)
Accumulated (Deficit) Developmental Stage	(184,787)	(165,927)
Total Stockholders' Deficit	(145,970)	(127,110)

TOTAL LIABILITIES & STOCKHOLDERS'
DEFICIT	$32,949	$35,474

See Accompanying Notes to Financial Statements

Dover Holding Corporation
Statement of Operations

(Unaudited)
					Developmental Stage
					For the period
	Three Months Ended September 30,		Nine Months Ended September 30,		June 1, 2008 to September 30,
	2010	2009	2010	2009	2010
REVENUE
Income	$-	$-	$-	$-	$-
Total Revenue	-	-			-
Expenses
General and Administrative Fees	-	253	-	2,520	3,948
Impairment	-	-	-	-	17,075
Professional Fees	3,877	17,239	16,545	61,964	155,817
Total Expenses	3,877	17,492	16,545	64,484	176,840

Operating Loss	(3,877)	(17,492)	(16,545)	(64,484)	(176,840)

Other Expenses
Interest Expenses	833	691	2,315	1,717	7,947
Total Other Expenses	833	691	2,315	1,717	7,947

Net Loss	$(4,710)	$(18,183)	$(18,860)	$(66,201)	$(184,787)

Net Loss per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common
Shares
Outstanding - Basic and Diluted	27,115,136	27,115,136	27,115,136	27,115,136	26,049,662

See Accompanying Notes to Financial Statements

Dover Holding Corporation
Statement of Cash Flows
Unaudited
			Developmental Stage For the period
	Nine Months Ended September 30,		June 1, 2008 to September 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(18,860)	$(66,201)	$(184,787)
Adjustments to reconcile net loss to net cash
used operating activities

Changes in Operation Assets & Liabilities:
Retainer	2,500	2,500	(2,500)
Impairment	-	-	17,075
Accounts Payable and Accrued expenses	7,520	48,848	121,772
Accrued Interest Payable	2,315	1,717	7,074
Net Cash Used by Operating Activities	(6,525)	(13,136)	(41,366)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Note Payable	6,500	13,000	41,350
Net Cash Provided by Financing Activities	6,500	13,000	41,350

NET INCREASE (DECREASE) IN CASH:	(25)	(136)	(16)

BEGINNING CASH	49	444	40

ENDING CASH	$24	$308	$24

SUPPLEMENTAL DISCLOSURE OF CASH ITEMS:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Purchase of domain name	$-	$-	$(50,000)
Common stock for domain name	$-	$-	$10,000
Additional paid in capital for domain name	$-	$-	$40,000
Note payable conversion for common stock	$-	$-	$(62,600)
Accrued interest conversion for common stock	$-	$-	$(12,977)
Common stock for note payable	$-	$-	$15,115
Additional paid in capital for note payable	$-	$-	$60,462

See Accompanying Notes to Financial Statements

Dover Holding Corporation
(A Developmental Stage Company as of June 1, 2008)
Notes to Financial Statements
As of September 30, 2010 (Unaudited)

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

The condensed financial statements as of September 30, 2010, for the nine months ended September 30, 2010 and 2009, and for the three months ended September 30, 2010 and 2009, and for the development stage period June 1, 2008 to September 30, 2010 are unaudited.   In the opinion of management, such condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the financial position and the results of operations.   The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed financial statements should be read in conjunction with the audited financial statements for the year end December 31, 2009 appearing in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC  on March 11, 2010.

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

The carrying amounts of the Company’s financial instruments, including cash, accounts payable, accrued expenses and note payables at September 30, 2010, approximates their fair value because of their relatively short-term nature.

(E)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results may differ from those estimates.

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

In the opinion of management, there are no recent accounting pronouncements that will have a material effect in the Company’s financial statements.

Note 3 – Related Party Transactions

A. Notes Payable

On February 5, 2008, the Company entered into a revolving loan from the Irrevocable Children’s Trust No. 2, at an annual rate of 8%.  From January 1, 2010 through September 30, 2010, the Company borrowed an additional $6,500 with the same terms. The principal balance as of September 30, 2010 was $41,750.  The trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company.

Note 4 – Liquidity Concern

The Company expects to fund interim operations through the issuance of debt and/or equity from its largest shareholder, Santa Clara Partners, LLC or its affiliates. As shown in the accompanying financial statements, the Company incurred a net loss of $18,860 and $66,201 for the nine months ending September 30, 2010 and 2009 respectively. The Company is focusing  its business plan on providing long-term, real estate-based financing for micro-cap public financing.  Given the current national and international macro-economic conditions, real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion. The Company intends to seek additional financing to implement its current business plan.   There can be no assurance that Company will be able to find suitable financing.

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

Background

On June 1, 2008, the Company began operations focused on real estate ownership and consultation, with a primary focus on micro-cap public companies.   In order to implement the Company’s business plan, the Company appointed Frank P. Crivello as Chairman and Chief Executive Officer, and acquired the domain name “nnn.net” and “nnn.bz”, as web portals from Santa Clara Partners, LLC, a company owned by our Chief Executive Officer, Frank P. Crivello and our President, David Marks.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $4,710 and $18,183 for the three months ended September 30, 2010 and 2009, respectively, and $18,860 and $66,201 for the nine months ending September 30, 2010 and 2009, respectively. The Company became a developmental stage company on June 1, 2008.

Three Months Ended September 30, 2010 and 2009:

Revenue:   Revenue for the three months ended September 30, 2010 and 2009 were $0 and $0, respectively, due to the Company having no activity for both years.

Professional Fees: Professional fees were $3,877 and $17,239 for the three months ended September 30, 2010 and 2009, respectively. Professional fees decreased by $13,362 or 76% due to a decrease in accounting and legal fees for the SEC filings.

General and Administration Expenses:  General and administrative expenses were $0 and $253 for the three months ended September 30, 2010 and 2009, respectively.  General and administrative expenses decreased by $253 or 100% due to no activity in the Company.

Interest Expense: Interest expense was $833 and $691 for the three months ended September 30, 2010 and 2009, respectively.  Interest expense increased by $142 or 21% due to additional borrowing in 2010.

Net Loss: Net loss was $4,710 and $18,183 for the three months ended September 30, 2010 and 2009, respectively. This was a decrease in net loss of $13,473 or 74% resulting from no activity in operations in 2010.

Nine Months Ended September 30, 2010 and 2009:

Revenue: Revenue for the nine months ended September 30, 2010 and 2009 were $0 and $0, respectively, due to the Company having no activity for both years.

Professional Fees: Professional fees were $16,545 and $61,964 for the nine months ended September 30, 2010 and 2009, respectively. Professional fees decreased by $45,419 or 74% due to a decrease in accounting and legal fees for the SEC filings.

General and Administrative Expenses: General and administrative expenses were $0 and $2,520 for the nine months ended September 30, 2010 and 2009, respectively. General and administrative expenses decreased by $2,520 or 100% due to no activity in operations in 2010.

Interest Expense: Interest expense was $2,315 and $1,717 for the nine months ended September 30, 2010 and 2009, respectively.  Interest  expense increased by $598 or 35% due to additional borrowing in 2010.

Net Loss: Net loss was $18,860 and $66,201 for the nine months ended September 30, 2010 and 2009, respectively. This was a decrease in net loss of $47,341 or 72% resulting primarily from no activity in 2010.

Liquidity and Capital Resources

For the nine months ended September 30, 2010, we had a negative cash flow from operations of $6,525 compared to a negative cash flow of $13,136 for the nine months ended September 30, 2009, a decrease in the negative cash flow of $6,611.  The Company expects to fund interim operations through the issuance of debt and/or equity securities from its largest shareholder, Santa Clara Partners, LLC or its affiliates.

During the nine months ended September 30, 2010, the Company received $6,500 in loans from related parties at an interest of 8%.

The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion.   The Company has been developing it’s website and has commenced discussions with various parties related to the leaseback transactions, however, no definitive agreements have been reached as of yet.  The Company expects to incur additional losses as business opportunities reach a critical mass.   There can be no assurance that Company will ever achieve any revenues or profitable operations.  The Company expects to fund interim operations through the issuance of debt and/or equity from its largest shareholder, Santa Clara Partners, LLC or its affiliates.   As of September 30, 2010, the company has not yet begun operations.

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

B.     Critical Accounting Policies

Liquidity Concern:

The Company expects to fund interim operations through the issuance of debt and/or equity from its largest shareholder, Santa Clara Partners, LLC or its affiliates. As shown in the accompanying financial statements, the Company incurred a net loss of $18,860 and $66,201 for the nine months ending September 30, 2010 and 2009 respectively. The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion. The Company intends to seek additional financing to implement its current business plan.   There can be no assurance that Company will be able to find suitable financing.

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

ITEM 3. - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

None.

ITEM 4. -  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, (ii) accordingly, our disclosure controls and procedures were not effective as of  September 30, 2010, and (iii) no change in internal controls over financial reporting occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect,  our internal control over financial reporting; provided, however, that it is to be noted that, based on the above described material weakness, our management, including our CEO have concluded that we did not maintain effective internal control over financial reporting as of September 30, 2010.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Removed and Reserved.

None.

ITEM 5. Other Information.

On July 21, 2010, we received a loan in the amount of $2,000 from the Irrevocable Children’s Trust No. 2, for which David Marks, our President is Trustee.  On July 21, 2010, we issued a note in the principal amount of $2,000 to the Irrevocable Children’s Trust No. 2 with a maturity date of July 21, 2011 and an interest rate of 8%.  The form of note is attached to this Quarterly Report as Exhibit 4.9.

ITEM 6. Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation with amendments, incorporated by reference to Exhibit 3.1 to Registrant’s Form 10/A-1 filed with the SEC on November 19, 2008.

3.2	By-Laws, incorporated by reference to Exhibit 3.2 to Registrant’s Form 10/A-1 filed with the SEC on November 19, 2008.

3.3	Amended and Restated By-Laws of Dover Holding Corporation, incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K filed with the SEC on March 11, 2010.

4.1	Form of Crivello Note, dated October 26, 2007, with amendment, incorporated by reference to Exhibit 4.1 to Registrant’s Form 10/A-1 filed with the SEC on November 19, 2008.

4.2	Form of Tryant Note, dated January 20, 2005, incorporated by reference to Exhibit 4.2 to Registrant’s Form 10/A-1 filed with the SEC on November 19, 2008.

4.3	Form of Santa Clara Note, dated January 20, 2005, incorporated by reference to Exhibit 4.3 to Registrant’s Form 10/A-1 filed with the SEC on November 19, 2008.

4.4	Form of Santa Clara Note, dated June 17, 2008, with amendment, incorporated by reference to Exhibit 4.4 to Registrant’s Form 10/A-1 filed with the SEC on November 19, 2008.

4.5	Form of Irrevocable Children’s Trust No. 2 Note, dated February 5, 2008, incorporated by reference to Exhibit 4.5 to Registrant’s Form 10/A-1 filed with the SEC on November 19, 2008.

4.6	Form of Irrevocable Children’s Trust No. 2 Note, dated July 21, 2008, incorporated by reference to Exhibit 4.6 to Registrant’s Form 10/A-1 filed with the SEC on November 19, 2008.

4.7	Form of Irrevocable Children’s Trust No. 2 Note, dated June 30, 2009 incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-Q filed with the SEC on July 16, 2009.

4.8	Form of Irrevocable Children’s Trust No. 2 Note, dated June 30, 2010. (Incorporated by reference to our Quarterly Report on Form 10-Q, filed with the SEC on July 30, 2010)

4.9	Form of Irrevocable Children’s Trust No. 2 Note, dated July 21, 2010. (filed herewith)

10.1	Purchase Agreement for NNN.net and NNN.bz incorporated by reference to Exhibit 10.1 to Registrant’s Form 10/A-1 filed with the SEC on November 19, 2008.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dover Holding Corporation

November 4, 2010	By: /s/ Frank P. Crivello
Frank P. Crivello, Chief Executive Officer and
Chairman of the Board (Principal Executive Officer and
Principal Financial and Accounting Officer)