Form 10-K
period 2010-12-31
Dover Holding Corp
filed 2011-03-22
CIK 1445635

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

___________________________

FORM 10-K

(mark one)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

(414) 283-2605
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

Large Accelerated Filer  [_]                                                                Accelerated Filer  [_]
Non-accelerated Filer     [_]                                                                Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

i

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity of the registrant as of June 30, 2009:  There has been no public trading market for the company stock.

(ISSURERES INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of March  22, 2011 there were 27,115,376 shares of common stock outstanding.

ii

DOVER HOLDING CORPORATION

iii

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

We have acquired the domain names “nnn.net” and “ nnn.bz”, which we believe has significant value to our business as “NNN” is a common real estate acronym describing a triple-net lease in which the cost of maintenance, insurance, taxes, structural repairs and other expenses are paid by the tenant.  We are developing a portal to be used by the Company to interface with micro-cap companies to exchange market information, as well as information about the services we offer.  Our website is expected to generate leads both for the purchase of real estate in a sale-leaseback transaction, and to generate leads that are expected to lead to consulting revenue.  Initially, in order to carry out our business plan, we expect to rely heavily on the experience and contacts of our executive officers to generate business opportunities and to generate revenue.  We issued 10 million shares of common stock in the Company valued at $50,000 for the domain names we acquired from Santa Clara Partners, LLC, an entity owned by our CEO and President.  These domains have been impaired through year end December 31, 2010 in the amount of $17,075.

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

We expended no funds for research and development during our fiscal year ended December 31, 2010.

Employees.

As of December 31, 2010, we had no employees other than our CEO and President, neither of whom receives compensation.

Item 1A.	Risk Factors

The Company’s business is subject to many risks, including the following:

Liquidity Risk

The Company expects to fund interim operations through the issuance of debt from Irrevocable Children’s Trust No. 2, which the trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company or its affiliates. As shown in the accompanying financial statements, the Company incurred a net loss of $25,476 and $93,206 for the twelve months ending December 31, 2010 and 2009 respectively. The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion.  The Company intends to seek additional financing to implement its current business plan.  There can be no assurance that Company will be able to find suitable financing.   The Company has no intention to begin operations until the economy is stable again.

We have experienced net losses, and we may not be profitable in the future.

We experienced net losses of $25,476 and $93,206 for the years ended December 31, 2010 and 2009 respectively and we may not generate profits in the future on a consistent basis, or at all. As of December 31, 2010, we had a net working capital deficit of $185,511 and a shareholders’ deficit of $152,587 If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition.

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

We had no significant business operations from March 2003 until June 2008, when we acquired the nnn.net and nnn.bz domains and became a development stage company, nor have we had any significant operations thru December 31, 2010.  In light of the fact that there are no other business models that management can look to in the formation and operation of our sale-leaseback business, there can be no assurance that our proposed operations will be implemented successfully or that we will ever have profits.  If we are unable to sustain our operations, you may lose your entire investment.  We face all the risks inherent in a new business, which include the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs.  As a new business, we may encounter delays and other problems in connection with the operations that we implement.  We also face the risk that we will not be able to effectively implement our business plan. In evaluating our business and prospects, these difficulties should be considered. If we are not effective in addressing these risks, we will not operate profitably and we may not have adequate working capital to meet our obligations as they become due.  This may cause our stock price to decline and result in a loss of a portion or all of your investment.

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

Item 4.	Removed and Reserved.

PART II

Item 5.	Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

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

NNN.net and NNN.bz Domain Purchase

On August 1, 2008, the Company issued 10 million shares of common stock in the Company to Santa Clara Partners, LLC, an entity controlled by our executive officer, valued at $50,000 for the acquisition of the domain names NNN.net and NNN.bz.  As of December 31, 2010, the domain names have been impaired $17,075.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $25,476 and $93,206 for the twelve months ending December 31, 2010 and 2009 respectively. The Company became a development stage company on June 1, 2008.

Twelve Months Ended December 31, 2010 and 2009 and June 1, 2008 through December 31, 2010 (A Development Stage Company):

Professional Fees: Professional fees were $21,781 and $79,182 for the twelve months ended December 31, 2010 and 2009, respectively and $161,053 for the developmental stage of June 1, 2008 through December 31, 2010. Professional fees decreased by $57,401 for the twelve months ended December 31, 2010.  The decrease is primarily due to lower legal and accounting fees for the SEC filings.

General and Administrative Expenses: General and administrative expenses $500 and $3667 for the twelve months ended December 31, 2010 and 2009, respectively and $4,448 for the developmental stage of June 1, 2008 through December 31, 2010. General and administrative decreased by $3,167 for the twelve months ended December 31, 2010.  The decrease is primarily due to filing fees for the State of Nevada.

Impairment Loss:  Impairment expenses were $0 and $7,070 for the twelve months ended December 31, 2010 and 2009, respectively.

Interest Expense: Interest expense was $3,195 and $3,287 for the twelve months ended December 31, 2010 and 2009, respectively and was $8,827 for the developmental stage of June 1, 2008 through December 31, 2010. Interest expense decreased by $92 for the twelve months ended December 31, 2010, due to loans from ICT2.

Net Loss: Net loss was $25,476 and $93,206 for the twelve months ended December 31, 2010 and 2009, respectively, and $191,403 for the developmental stage of June 1, 2008 through December 31, 2010. This was an increase in net loss of $67,730 due to decreased attorney and accounting fees.

Liquidity and Capital Resources

For the twelve months ended December 31, 2010, we had a negative cash flow from operations of $15,264 compared to a negative cash flow of $14,395 as of December 31, 2009, an increase in the cash flow of $869.  The Company expects to fund interim operations through the issuance of debt from Irrevocable Children’s Trust No. 2, which the trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company or its affiliates.

During the twelve months ended December 31, 2010, the Company received $15,400 in loans from related parties at an interest of 8%.

The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion.   The Company has been developing it’s website and has commenced discussions with various parties related to the leaseback transactions, however, no definitive agreements have been reached as of yet.  The Company expects to incur additional losses business opportunities reach a critical mass.   There can be no assurance that Company will ever achieve any revenues or profitable operations.  The Company expects to fund interim operations through the issuance of debt and/or equity from its largest shareholder, Santa Clara Partners, LLC or its affiliates.   As of December 31, 2010, the company has not yet begun operations and does not plan to until the economy is stable.

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

Critical Accounting Policies

Liquidity Concern:

The Company expects to fund interim operations through the issuance of debt from Irrevocable Children’s Trust No. 2, which the trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company or its affiliates.  As shown in the accompanying financial statements, the Company incurred a net loss of $25,476 and $93,206 for the twelve months ending December 31, 2010 and 2009 respectively. The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion. The Company intends to seek additional financing to implement its current business plan.   There can be no assurance that Company will be able to find suitable financing.

Accounting for the Impairment of Long-Live Assets

              The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.  It is reasonably possible that these assets could become impaired as a result of technology or other industry changes.  Determination of recoverability of assets to be held and used is performed by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets or comparable market prices of the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  December 31, 2010, the Company evaluated its intangible assets and concluded that the domain names carrying amount equaled their fair market value. The Company has recorded $17,075 of impairment charges through December 31, 2010.  The impairment charges were determined by comparing the value of similar domain names which were recently sold.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria, the Company concluded that a material weakness exists in the internal controls as of December 31, 2010.

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

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Mr. Patty is the only “independent” director, as such term is used in Item 407 of Regulation S-K, as he is not member of management and has no other relationship with the Company that would render him not independent.

Section 16 Compliance

The Company is not aware of any securities transaction during the fiscal year ended December 31, 2010, or subsequent thereto what would require a filing pursuant to Section 16 of the Exchange Act of 1934, as amended.

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

Employment/Consulting Agreements

None.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of our equity stock as of March 21, 2011:

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

(2) For purposes of calculating the percentage beneficially owned, the number of shares of each class of stock deemed outstanding include 27,115,376 of common shares as of December 31, 2010.

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

Irrevocable Children’s Trust No. 2 Note

On February 5, 2008, the Company entered into a revolving loan from the Irrevocable Children’s Trust No. 2, at an annual rate of 8%.  From January 1, 2010 through December 31, 2010, the Company borrowed an additional $15,400 with the same terms. The principal balance as of December 31, 2010 was $50,650.   The trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company.

NNN.net and NNN.bz Domain Purchase

On August 1, 2008, the Company issued 10 million shares of common stock in the Company to Santa Clara Partners, LLC, an entity controlled by our executive officer, valued at $50,000 for the acquisition of the domain names NNN.net and NNN.bz.  Through December 31, 2010, the domain names were impaired by $17,075.

Item 14.                  Principal Accountant Fees And Services

The aggregate fees billed by Demetrius & Company, LLC, for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2010 were $7,000 and $6,000 for other audit related services.

The Board acts as the audit committee and had no pre-approval policies and procedures in effect for the auditors' engagement for the audit year 2010.

All audit work was performed by the auditors' full-time employees.

  PART IV

Item 15.                  Exhibits and Financial Statement Schedules.

a. The following documents are included as exhibits to this Annual Report:

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of the Form 10-K.
2.	Financial Statement Schedule: Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.
3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

b. INDEX TO EXHIBITS.

Exhibit Number	Description
3.1	Certificate of Incorporation with amendments (Incorporated by reference to the Form F10/A-1 dated November 19, 2008)

3.2	By-Laws (Incorporated by reference to the Form F10/A-1 dated November 19, 2008)

3.3	Amended and Restated By-Laws of Dover Holding Corporation dated , 2009 field herwith

4.1	Form of Crivello Note, dated October 26, 2007, with amendment (Incorporated by reference to the Form 10/A-1 filed with the SEC on November 19, 2008)

4.2	Form of Tryant Note, dated January 20, 2005 (Incorporated by reference to the Form 10/A-1 filed with the SEC on November 19, 2008)

4.3	Form of Santa Clara Note, dated January 20, 2005 (Incorporated by reference to the Form 10/A-1 filed with the SEC on November 19, 2008)

4.4	Form of Santa Clara Note, dated June 17, 2008, with amendment (Incorporated by reference to the Form 10/A-1 filed with the SEC on November 19, 2008)

4.5	Form of Irrevocable Children’s Trust No. 2 Note, dated February 5, 2008 (Incorporated by reference to the Form 10/A-1 filed with the SEC on November 19, 2008)

4.6	Form of Irrevocable Children’s Trust No. 2 Note, dated July 21, 2008(Incorporated by reference to the Form F10/A-1 dated November 19, 2008)

4.7	Form of Irrevocable Children’s Trust No. 2 Note, dated June 30, 2009 (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed with the SEC on July 16, 2009.)

4.8	Form of Irrevocable Children’s Trust No. 2 Note, dated June 30, 2010 (Incorporated by reference to Exhibit 4.8 to the Form 10-Q filed with the SEC on July 30, 2010.

4.9	Form of Irrevocable Children’s Trust No. 2 Note, dated December 31, 2010, (filed herewith).

10.1	Purchase Agreement for NNN.net and NNN.bz(Incorporated by reference to the Form 10/A-1 filed with the SEC on November 19, 2008)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dover Holding Corporation

March 22, 2011	By:	/s/ Frank P. Crivello
Frank P. Crivello, Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons or on behalf of the Registrant and in the capacities on the dates indicated.

Each person whose signature appears below hereby authorizes Frank P. Crivello, as attorney-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

March 22, 2011	By: /s/ David Marks
David M. Marks, Director

March 22, 2011	By: /s/ James Patty
James Patty, Director

March 22, 2011	By: /s/Frank P. Crivello
Frank P. Crivello, Chairman of the Board of Directors

Dover Holding Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Dover Holding Corporation

We have audited the accompanying balance sheets of Dover Holding Corporation (a development stage company) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit and cash flows for the years ended  December 31, 2010 and 2009 and  the period June 1, 2008 (inception of development stage) through December 31, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dover Holding Corporation (a development stage company) as of December 31, 2010 and 2009 and the results of its operations and its cash flows for of the years ended December 31, 2010 and 2009 and from June 1, 2008 (inception of development stage) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

Demetrius & Company, L.L.C.

Wayne, New Jersey
March 21, 2011

Dover Holding Corporation
(A Development Stage Company)
Balance Sheet

ASSETS

	December 31, 2010	December 31, 2009
	(Audited)	(Audited)

Current Assets
Cash	$185	$49
Total Current Assets	185	49

Other Assets
Domain Names	32,925	32,925
Retainer	-	2,500
Total Other Assets	32,925	35,425

TOTAL ASSETS	$33,110	35,474

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts Payable	$80,596	$76,579
Other Liabilities	48,000	47,500
Accrued Interest Payable	6,450	3,255
Notes Payable	50,650	35,250
Total Current Liabilities	185,696	162,584

TOTAL LIABILITIES	185,696	162,584

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value, 5,000,000 authorized, none issued	$-	$-
Common Stock $.001 par value, 130,000,000 Shares authorized, 27,115,376, issued and outstanding	27,115	27,115
Additional Paid In Capital	10,149,393	10,149,393
Accumulated (Deficit )	(10,137,691)	(10,137,691)
Accumulated (Deficit) Development Stage	(191,403)	(165,927)
Total Stockholders' Deficit	(152,586)	(127,110)

TOTAL LIABILITIES & STOCKHOLDERS'
DEFICIT	$33,110	$35,474

See Accompanying Notes to Financial Statements

Dover Holding Corporation
(A Development Stage Company)
Statement of Operations

(Audited)

	Twelve Months Ended December 31,		Development Stage
	2010	2009	For the period June 1, 2008 to December 31, 2010
Expenses
General and Administrative Fees	$500	$3,667	$4,448
Impairment	-	7,070	17,075
Professional Fees	21,781	79,182	161,053
Total Expenses	22,281	89,919	182,576

Operating Loss	(22,281)	(89,919)	(182,576)

Other Expenses
Interest Expenses	3,195	3,287	8,827
Total Other Expenses	3,195	3,287	8,827

Net Loss	$(25,476)	$(93,206)	$(191,403)

Net Loss per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common
Shares
Outstanding - Basic and Diluted	27,115,136	27,115,136	26,153,634

See Accompanying Notes to Financial Statements

Dover Holding Corporation
(A Development Stage Company)
Statement of Stockholder's Deficit
For Twelve Months Ending December 31, 2010 and December 31, 2009

	Common Stock		Additional Paid-In-	Accumulated	Accumulated Deficit
	Shares	Amount	Capital	Deficit	Development Stage	Total

Balance December 31, 2008	27,115,376	27,115	10,149,393	(10,137,691)	(72,721)	(33,904)

Net loss from July 1, 2008 through
December 31, 2009					(93,206)	(93,206)

Balance December 31, 2009	27,115,376	$27,115	$10,149,393	$(10,137,691)	$(165,927)	$(127,110)

Net loss from July 1, 2008 through
December 31, 2010					(25,476)	(25,476)

Balance December 31, 2010	27,115,376	$27,115	$10,149,393	$(10,137,691)	$(191,403)	$(152,586)

See Accompanying Notes to Financial Statements

Dover Holding Corporation
(A Development Stage Company)
Statement of Cash Flows
Audited

	Twelve Months Ended December 31,		Development Stage For the period June 1, 2008 to December 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(25,476)	$(93,206)	$(191,403)
Adjustments to reconcile net loss to net cash
used operating activities

Changes in Operation Assets & Liabilities:
Retainer	2,500	-	(2,500)
Impairment	-	7,070	17,075
Accounts Payable and Accrued expenses	4,517	69,327	118,769
Accrued Interest Payable	3,195	2,414	7,954
Net Cash Used by Operating Activities	(15,264)	(14,395)	(50,105)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Note Payable	15,400	14,000	50,250
Net Cash Provided by Financing Activities	15,400	14,000	50,250

NET INCREASE (DECREASE) IN CASH:	136	(395)	145

BEGINNING CASH	49	444	40

ENDING CASH	$185	$49	$185

SUPPLEMENTAL DISCLOSURE OF CASH ITEMS:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Purchase of domain name	$-	$-	$(50,000)
Common stock for domain name	$-	$-	$10,000
Additional paid in capital for domain name	$-	$-	$40,000
Note payable conversion for common stock	$-	$-	$(62,600)
Accrued interest conversion for common stock	$-	$-	$(12,977)
Common stock for note payable	$-	$-	$15,115
Additional paid in capital for note payable	$-	$-	$60,462

See Accompanying Notes to Financial Statements

Dover Holding Corporation
(A Development Stage Company as of June 1, 2008)
Notes to Financial Statements
As of December 31, 2010 and 2009 (Audited)

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

On June 1, 2008, the Company became a development stage company.  The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion.  The Company expects to incur additional costs associated with implementing the current business plan.   The Company expects to fund interim operations through the issuance of debt from Irrevocable Children’s Trust No. 2, which the trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company or its affiliates.

Note 2 - Summary of Significant Accounting Policies

(A)	Cash

The Company maintains its cash balances with one financial institution.  The balance at the institution may at times exceed Federal Deposit Insurance Corporation limits.

(B)	Domain Names

The Company currently has domain names carried at fair value.

(C)	Revenue Recognition

The Company currently has no revenue recognition.

(D)	Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments,  including cash, accounts payable, accrued expenses and note payables at December 31, 2010, approximates their fair value because of their relatively short-term nature.

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

Dover Holding Corporation
(A Development Stage Company as of June 1, 2008)
Notes to Financial Statements
As of December 31, 2010 and 2009 (Audited)

(F)	Accounting for the Impairment of Long-Live Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or annually.  It is reasonably possible that these assets could become impaired as a result of technology or other industry changes.  Determination of recoverability of assets to be held and used is performed by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets or comparable market prices of the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  Through December 31, 2010, the Company evaluated its intangible assets and concluded that the domain names carrying amount exceeded their fair market value and accordingly the Company recorded in impairment charge of $17,075. The impairment charges were determined by comparing the value of similar domain names which were recently sold.

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

Dover Holding Corporation
(A Development Stage Company as of June 1, 2008)
Notes to Financial Statements
As of December 31, 2010 and 2009 (Audited)

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

On February 5, 2008, the Company entered into a revolving loan from the Irrevocable Children’s Trust No. 2, at an annual rate of 8%.  From January 1, 2010 through December 31, 2010, the Company borrowed an additional $15,400 with the same terms. The principal balance as of December 31, 2010 was $50,650.   The trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company.

B. Domain Name Purchase

On June 1, 2008, the Company purchased two domain names from Santa Clara Partners, LLC, a related party.   As consideration for the purchase of the Domain Names the Company issued 10,000,000 shares of the Company’s common stock valued at $.005 per share valued at $50,000 on August 1, 2008.

Note 4 – Liquidity Concern

The Company expects to fund interim operations through the issuance of debt from Irrevocable Children’s Trust No. 2, which the trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company or its affiliates.  As shown in the accompanying financial statements, the Company incurred a net loss of $25,476 and $93,206 for the twelve months ending December 31, 2010 and 2009 respectively. The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion. The Company intends to seek additional financing to implement its current business plan.   There can be no assurance that Company will be able to find suitable financing.

Dover Holding Corporation
(A Development Stage Company as of June 1, 2008)
Notes to Financial Statements
As of December 31, 2010 and 2009 (Audited)

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

Note 6 – Income Tax

Differences between the tax provision computed using the statutory federal income tax rate and the effective income tax rate on operations is as follows:

	2010	2009

Federal Statutory Rate	$(8,662)	$(31,689)

Tax Benefit not provided due to valuation allowance	8,662	31,689
	$0	$0

Components of the Company’s deferred tax assets and liabilities are as follows:

	2010	2009
Deferred tax assets:
Tax benefits related to net operating loss carry forwards	$10,329,094	$10,303,618

Valuation allowance for Deferred tax assets	(10,329,094)	(10,303,618)
Net deferred tax assets	$0	$0

As  of  December  31,  2010,   the  Company  has  a  net  operating   loss carryforwards  for  U.S federal  income  tax  purposes  in  the  aggregate  of $10,329,094, which expire at various dates through 2031.  Provisions are made for estimated U.S. income taxes, less available tax credits and deductions.