Form 10-K
period 2011-12-31
Dover Holding Corp
filed 2012-03-29
CIK 1445635

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549
__________________________

FORM 10-K

(mark one)

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No.  000-53469

Dover Holding Corporation
(Exact Name of registrant as specified in its charter)

Nevada	86-0883291
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1818 N. Farwell Ave – Milwaukee, WI	53202
(Address of Principal Executive Offices)	(Zip Code)

(414) 283-2605
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:  par value $.001 Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [_]     No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes [_]    No [x]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YesNo

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K.

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

Large Accelerated Filer  [_]                                                                Accelerated Filer  [_]
Non-accelerated Filer     [_]                                                                Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity of the registrant as of June 30, 2011:  There has been no public trading market for the company stock.

(ISSURERES INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of March 29, 2012 there were 27,115,376 shares of common stock outstanding.

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

In October 2011, the Company formed Dover Management, Inc (“DMI”).  DMI will manage real estate.  As of December 31, 2011, DMI has not begun any activity.

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

We have acquired the domain names “nnn.net” and “ nnn.bz”, which we believe has significant value to our business as “NNN” is a common real estate acronym describing a triple-net lease in which the cost of maintenance, insurance, taxes, structural repairs and other expenses are paid by the tenant.  We are developing a portal to be used by the Company to interface with micro-cap companies to exchange market information, as well as information about the services we offer.  Our website is expected to generate leads both for the purchase of real estate in a sale-leaseback transaction, and to generate leads that are expected to lead to consulting revenue.  Initially, in order to carry out our business plan, we expect to rely heavily on the experience and contacts of our executive officers to generate business opportunities and to generate revenue.  We issued 10 million shares of common stock in the Company valued at $50,000 for the domain names we acquired from Santa Clara Partners, LLC, an entity owned by our CEO and President.  These domains have been impaired through year end December 31, 2011 in the amount of $19,575.

Our principal executive offices are located at 1818 North Farwell Avenue, Milwaukee, Wisconsin, 53202.  Our telephone number is (414) 283-2605.

Our intellectual property includes our web sites, web site organization, our domain names and the names, nnn.net and nnn.bz.  We have not filed any applications to secure registration for any trademarks in the United States or any other country, nor do we have any patents, trademark applications or copyrights pending.

We expended no funds for research and development during our fiscal year ended December 31, 2011.

Employees.

As of December 31, 2011, we had no employees other than our CEO and President, neither of whom receives compensation.

Item 1A.	Risk Factors

The Company’s business is subject to many risks, including the following:

Liquidity Risk

The Company expects to fund interim operations through the issuance of debt from Irrevocable Children’s Trust No. 2, which the trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company or its affiliates. As shown in the accompanying financial statements, the Company incurred a net loss of $47,782 and $25,476 for the twelve months ending December 31, 2011 and 2010 respectively. The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion.  The Company intends to seek additional financing to implement its current business plan.  There can be no assurance that Company will be able to find suitable financing.   The Company has no intention to begin operations until the economy is stable again.

We have experienced net losses, and we may not be profitable in the future.

We experienced net losses of $47,782 and $25,476 for the years ended December 31, 2011 and 2010 respectively and we may not generate profits in the future on a consistent basis, or at all. As of December 31, 2011, we had a net working capital deficit of $230,793 and a shareholders’ deficit of $200,368. If we fail to achieve consistent profitability, that failure could have a negative effect on our financial condition.

We have substantial doubt about our ability to continue as a going concern.

As we note in our consolidated balance sheets as of December 31, 2011 and 2010 as well as out related consolidated statements of operations, stockholders’ deficiency and cash flows for the year ended December 31, 2011, we have experienced, and expect to continue to experience, recurring net losses, negative cash flows from operations, limited amount of funds on our balance sheet.  Accordingly, we have substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern and the satisfaction of liablilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

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

We had no significant business operations from March 2003 until June 2008, when we acquired the nnn.net and nnn.bz domains and became a development stage company, nor have we had any significant operations through December 31, 2011.  In light of the fact that there are no other business models that management can look to in the formation and operation of our sale-leaseback business, there can be no assurance that our proposed operations will be implemented successfully or that we will ever have profits.  If we are unable to sustain our operations, you may lose your entire investment.  We face all the risks inherent in a new business, which include the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs.  As a new business, we may encounter delays and other problems in connection with the operations that we implement.  We also face the risk that we will not be able to effectively implement our business plan. In evaluating our business and prospects, these difficulties should be considered. If we are not effective in addressing these risks, we will not operate profitably and we may not have adequate working capital to meet our obligations as they become due.  This may cause our stock price to decline and result in a loss of a portion or all of your investment.

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

There is no trading market for our common stock and though a market may develop, we may never become eligible for trading on Nasdaq or a national securities exchange.

There is no trading market for our common stock and there is no assurance that a trading market will ever exist for our common stock. There currently is no analyst coverage of our business. Even if a trading market is established, the market price for our shares may fluctuate significantly unless and until there is significant trading volume in our common stock. Without an active public trading market, shares of our common stock remain less liquid than the stock of public companies with broad public ownership and/or an active trading market.

While our stock, at some point, may be quoted over the counter, we may never be able to meet the requirements necessary for our common stock to be listed on the Nasdaq stock market or on another national securities exchange, and we cannot assure you that we will ever achieve such a listing.

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

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

NNN.net and NNN.bz Domain Purchase

On August 1, 2008, the Company issued 10 million shares of common stock in the Company to Santa Clara Partners, LLC, an entity controlled by our executive officer, valued at $50,000 for the acquisition of the domain names NNN.net and NNN.bz.  As of December 31, 2011, the domain names have been impaired $19,575.

Item 6.	Selected Financial Data

Not Applicable

Item 7.	Management's Discussion And Analysis of Financial Condition and Results of Operations.

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

As of December 31, 2011, other than our CEO and President, The Company has no employees and does not expect to hire any prior to generating revenue.  The Company’s executive officers have agreed to allocate a portion of their time to the activities of the Company, without compensation.  The executive officers anticipate that the business plan of the Company can be implemented by their devoting a portion of their available time to the business affairs of the Company.

In October 2011, the Company formed Dover Management, Inc for the managing of real estate.  As of December 31, 2011, DMI has not begun operations.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $47,782 and $25,476 for the twelve months ending December 31, 2011 and 2010 respectively. The Company became a development stage company on June 1, 2008.

Twelve Months Ended December 31, 2011 and 20010 and June 1, 2008 through December 31, 2011 (A Development Stage Company):

Professional Fees: Professional fees were $39,354 and $21,781 for the twelve months ended December 31, 2011 and 2010, respectively and $200,407 for the developmental stage of June 1, 2008 through December 31, 2011. Professional fees increased by $17,753 for the twelve months ended December 31, 2011.  The increase is primarily due to an increase in edgarized fees for the SEC.

General and Administrative Expenses: General and administrative expenses $0 and $500 for the twelve months ended December 31, 2011 and 2010, respectively and $4,448 for the developmental stage of June 1, 2008 through December 31, 2011. General and administrative decreased by $500 for the twelve months ended December 31, 2011.  The decrease is primarily due to no operations.

Impairment:  Impairment expense was $2,500 for the twelve months ended December 31, 2011.

Interest Expense: Interest expense was $5,928 and $3,195 for the twelve months ended December 31, 2011 and 2010, respectively and was $14,755 for the developmental stage of June 1, 2008 through December 31, 2011. Interest expense increased by $2,733 for the twelve months ended December 31, 2011, due to loans from ICT2.

Net Loss: Net loss was $47,782 and $25,476 for the twelve months ended December 31, 2011 and 2010, respectively, and $239,010 for the developmental stage of June 1, 2008 through December 31, 2011. This was an increase in net loss of $22,131 due to an increased in professional fees and impairment of domain names.

Liquidity and Capital Resources

For the twelve months ended December 31, 2011, we had a negative cash flow from operations of $37,726 compared to a negative cash flow of $15,264 as of December 31, 2010, a decrease in the cash flow of $22,462.  The Company expects to fund interim operations through the issuance of debt from Irrevocable Children’s Trust No. 2, which the trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company or its affiliates.

During the twelve months ended December 31, 2011, the Company received $37,700 in loans from related parties at an interest of 8%.

The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion.   The Company has been developing itS website and has commenced discussions with various parties related to the leaseback transactions, however, no definitive agreements have been reached as of yet.  The Company expects to incur additional losses business opportunities reach a critical mass.   There can be no assurance that Company will ever achieve any revenues or profitable operations.  The Company expects to fund interim operations through the issuance of debt and/or equity from its largest shareholder, Santa Clara Partners, LLC or its affiliates.   As of December 31, 2011, the company has not yet begun operations and does not plan to until the economy is stable.

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

Critical Accounting Policies

Going Concern:

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as from sales of various services.

As we note in our consolidated balance sheets as of December 31, 2011 and 2010 as well as out related consolidated statements of operations, stockholders’ deficiency and cash flows for the year ended December 31, 2011, we have experienced, and expect to continue to experience, recurring net losses, negative cash flows from operations, limited amount of funds on our balance sheet.  Accordingly, we have substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern and the satisfaction of liablilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

The Company expects to fund interim operations through the issuance of debt from Irrevocable Children’s Trust No. 2, which the trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company or its affiliates.  As shown in the accompanying financial statements, the Company incurred a net loss of $47,782 and $25,476 for the twelve months ending December 31, 2011 and 2010 respectively. The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets. The Company intends to use sale-leaseback financing transactions, with triple-net leases, to provide micro-cap companies a source of liquidity for operations and business expansion. The Company intends to seek additional financing to implement its current business plan.   There can be no assurance that Company will be able to find suitable financing.

Accounting for the Impairment of Long-Live Assets

              The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.  It is reasonably possible that these assets could become impaired as a result of technology or other industry changes.  Determination of recoverability of assets to be held and used is performed by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets or comparable market prices of the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  December 31, 2011, the Company evaluated its intangible assets and concluded that the domain names carrying amount equaled their fair market value. The Company has recorded $19,400 of impairment charges through December 31, 2011.  The impairment charges were determined by comparing the value of similar domain names which were recently sold.

Item 8.                           Financial Statements and Supplementary Data.

The consolidated financial statements of Dover Holding Corporation, including the notes thereto, together with the report thereon of Demetrius & Company, L.L.C. are presented beginning at page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                    Controls and Procedures.

Disclosure Controls and Procedures

Our principal executive officer and principal financial and accounting officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting, our principal executive officer and principal financial and accounting officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Managements Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria, the Company concluded that a material weakness exists in internal control over financial reporting as of December 31, 2011.

A material weakness in the Company’s internal control over financial reporting exists in that there is limited segregation of duties amongst the Company’s employees with respect to the Company’s preparation and review of the Company’s financial statements.   Additionally, there is an insufficient number of personnel with an appropriate level of experience and knowledge of the U.S. GAAP and SEC reporting requirements.  This material weakness is a result of the Company’s limited number of employees. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.  In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the material weaknesses described above, our management concluded that as of the date of the filing of this report, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.   Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in internal control

There were no changes in the company’s internal control over financial reporting identified in connection with the company evaluation required by paragraph (3) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the company’s fiscal year that has materially affected or is reasonably likely to materially affect the company’s internal control over financial reporting.

Item 9B.    Other Information

None

PART III

Item 10.	Directors, Executive Officers, Promoters And Control Persons.

Our executive officers and directors and their respective ages and positions are as follows:

Name	Age	Position
Frank P. Crivello	52	Chief Executive Officer and Chairman of the Board of Directors
David Marks	44	President and Director
James E. Patty	57	Director

Executive Biographies

FRANK P. CRIVELLO.  Mr. Crivello has been Chief Executive Officer and Chairman of the Board of Directors of Dover Holdings Corporation since June 2008.    Since 2004, Mr. Crivello has been the managing member of Crivello Group LLC,  which structured or participated in the financial engineering of private equity transactions involving start up or distressed operating businesses in such diverse space as oil & gas development, manufacturing, marine enterprises, gaming, and technology.  Mr. Crivello is the managing member of Eastern Coast Management, LLC, a real estate management company.   Mr. Crivello is the Vice President of Phoenix Investors, LLC which offers professional management and advisory solutions to public/private companies, trusts and individual investors.  Mr. Crivello is a member of Farwell Equity Partners I and Farwell Equity Partners II LLC, private investment vehicles, as well as the managing member of Santa Clara Partners, LLC, a substantial shareholder in the Company.   Mr. Crivello attended Brown University and the London School of Economics for a double major in Economics and Political Science. Mr. Crivello graduated from Brown University with a Bachelor of Arts and earned Brown's highest awarded honors of Magna Cum Laude. Mr. Crivelllo is a member of Phi Beta Kappa. Because of his tenure with the Board of Directors of the Company, and his professional and industry related experience, the Company believes that Mr. Crivello is well-qualified to continue to serve as a director of the Company.

DAVID M. MARKS. Mr. Marks has been President and a member of the Board of Directors since 2003. Mr. Marks public company experience includes: Director / Chairman of Titan Global Holdings, Inc., a publicly traded diversified holding company, since September 2002; Member of the Board of Directors of Renewal Fuels, Inc., a green energy company focused on biofuels, since February 22, 2007; Director / Chairman of Marine Growth Ventures, Inc., a company specializing in Maritime investments, since November, 2003.   Director of Etotalsource, Inc. since March 2007; Director of IVI Communications, Inc., a communications company, since June 2008; and from November 2004 until November 2006, Chairman of the Board of Directors of Osiris Corporation f/k/a Thomas Equipment, Inc., a manufacturer and distributor of skid steer loaders and pneumatic and hydraulic components and systems. Mr. Marks private company experience includes; Trustee of Irrevocable Children's Trust and Irrevocable Children's Trust No. 2 since 1994. Irrevocable Children's Trust and Irrevocable Children's Trust No. 2 have an ownership or investment interest in commercial properties, private residences, natural resources, telecommunications, and technology companies, and other business and investment ventures.  Mr. Marks is also a managing member of Farwell Equity Partners I and Farwell Equity Partners II LLC, private investment vehicles, as well as a member of Santa Clara Partners, LLC, a substantial shareholder in the Company.  Mr. Marks holds a BS in Economics from the University of Wisconsin. Because of his tenure with the Board of Directors of the Company, and his professional and industry related experience, the Company believes that Mr. Marks is well-qualified to continue to serve as a director of the Company.

JAMES E. PATTY.  Mr. Patty has been a director of the Company since 2003. Mr. Patty is currently the COO for Glen Canyon Partners LLC (GCP) in Santa Cruz, Ca. GCP is a Green Company engaged in designing, developing, producing and deploying products that support the conservation of power, water, and gas resources. Mr. Patty also serves on several private, green start-up and public companies’ Boards of Directors. Mr. Patty is also the founder and Managing Partner of Global Business Solutions LLC in Campbell, CA., an international investment, turnaround and merger and acquisitions company, from 1999-2008, where he is currently working on multiple international M&A activities. Mr. Patty worked in Canada and served as Chief Executive Officer and director of Thomas Equipment Inc., a public multi-national OEM of construction/agriculture equipment.  From 2005 to 2006, Mr. Patty lived and worked in China at Computime International Limited as the Executive Vice-President of Corporate Development. He was responsible for creating the systems and packaging for the company to go public in Hong Kong in 2006. Mr. Patty has also served as CEO, President, and Director of Titan General Holdings, Inc., a public high technology company in 2003, where he successfully completed the integration of multiple acquisitions.  Mr. Patty was co-founder and CEO and President of Airtight Wireless Networks, Inc. in Campbell, CA. from 2001 to 2002, where he created a team that developed and sold new technology. Mr. Patty was President and Chief Executive Officer of VPNet Technologies in Milpitas, CA. From 1998 to 1999, Mr. Patty was Vice President of GET Manufacturing, an Asian electronic manufacturing services company. From 1996 to 1998, Mr. Patty was Chief Operating Officer and Senior Vice President of Alphasource Manufacturing Services, an international EMS company headquartered in Bangkok, Thailand. Mr. Patty has had additional Executive level management and engineering experience with ATI, Maxtor, Motorola, Lockheed, and Four Phase Systems. Because of his long term relationship with the Company as a director, and his professional experience, the Company believes that Mr. Patty is well-qualified to continue to serve as a director.

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

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●
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

Not applicable.

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

During 2011, the Board of Directors held no regular meetings in person and  no telephonic meetings.

During 2011, the Board of Directors, acting as the Audit Committee held no meetings.

The Board of Directors does not have a policy regarding director attendance at the annual meeting. The Company did not have an annual shareholder meeting in 2011.

Limitation on Liability and Indemnification of Directors and Officers

Our certificate of incorporation provides that no director or officer shall have any liability to the company if that person acted in good faith and with the same degree of care and skill as a prudent person in similar circumstances.

Our certificate of incorporation and bylaws provide that we will indemnify our directors and officers and may indemnify our employees or agents to the fullest extent permitted by law against liabilities and expenses incurred in connection with litigation in which they may be involved because of their offices or positions with us.  However, nothing in our certificate of incorporation or bylaws protects or indemnifies a director, officer, employee or agent against any liability to which that person would otherwise be subject by reason of willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of that person’s office or position.  To the extent that a director has been successful in defense of any proceeding, the Delaware General Corporation Law provides that the director shall be indemnified against reasonable expenses incurred in connection with the proceeding.

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

Employment/Consulting Agreements

None.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of our equity stock as of March 22, 2012:

● by each person who is known by us to beneficially own more than 5% of our equity stock;
● by each of our officers and directors; and
● by all of our officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF CLASS (2)

David Marks (4)	0	*

Frank P. Crivello (3)	26,114,776	96%

James Patty	193,400	*

Santa Clara Partners, LLC (3)(4)	23,567,488	87%

All Executive Officers and Directors as a Group (3 persons)	26,308,176	97%
* Less than 1%
Except as otherwise indicated, the address of each beneficial owner is c/o Dover Holding Corporation, 1818 North Farwell Avenue, Milwaukee, WI 53202

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2011 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) For purposes of calculating the percentage beneficially owned, the number of shares of each class of stock deemed outstanding include 27,115,376 of common shares as of December 31, 2011.

(3) Frank Crivello is managing member of Santa Clara Partners, LLC, and has sole investment and dispositive power with respect to all shares owned by such entity.

(4) David Marks is a member of Santa Clara Partners, LLC, without dispositive power with respect to shares owned by such entity.

Item 13.                      Certain Relationships And Related Transactions and Director Independence.

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

Irrevocable Children’s Trust No. 2 Note

On February 5, 2008, the Company entered into a revolving loan from the Irrevocable Children’s Trust No. 2, at an annual rate of 8%.  From January 1, 2011 through December 31, 2011, the Company borrowed an additional $37,700 with the same terms. The principal balance as of December 31, 2011 was $88,350.   The trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company.

NNN.net and NNN.bz Domain Purchase

On August 1, 2008, the Company issued 10 million shares of common stock in the Company to Santa Clara Partners, LLC, an entity controlled by our executive officer, valued at $50,000 for the acquisition of the domain names NNN.net and NNN.bz.  Through December 31, 2011, the domain names were impaired by $19,400.

Director Independence

Mr. Patty is an “independent” director, as such term is used in Item 407 of Regulation S-K, as he is not member of management and has no other relationship with the Company that would render him not independent.

Item 14.                      Principal Accountant Fees And Services

The aggregate fees billed by Demetrius & Company, LLC, for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2011 were $8,000 and $6,000 for other audit related services.

The Board acts as the audit committee and had no pre-approval policies and procedures in effect for the auditors' engagement for the audit year 2011.

All audit work was performed by the auditors' full-time employees.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules.

a. The following documents are included as exhibits to this Annual Report:

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of the Form 10-K.
2.	Financial Statement Schedule: Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.
3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

b. INDEX TO EXHIBITS.

Exhibit Number	Description
3.1	Certificate of Incorporation with amendments (Incorporated by reference to the Form F10/A-1 dated November 19, 2008)

3.2	By-Laws (Incorporated by reference to the Form F10/A-1 dated November 19, 2008)

3.3	Amended and Restated By-Laws of Dover Holding Corporation incorporated by reference to Exhibit 3.3 to Registrent's Form 10-K, filed with the SEC on March 11, 2010.

4.1	Form of Crivello Note, dated October 26, 2007, with amendment (Incorporated by reference to the Form 10/A-1 filed with the SEC on November 19, 2008)

4.2	Form of Tryant Note, dated January 20, 2005 (Incorporated by reference to the Form 10/A-1 filed with the SEC on November 19, 2008)

4.3	Form of Santa Clara Note, dated January 20, 2005 (Incorporated by reference to the Form 10/A-1 filed with the SEC on November 19, 2008)

4.4	Form of Santa Clara Note, dated June 17, 2008, with amendment (Incorporated by reference to the Form 10/A-1 filed with the SEC on November 19, 2008)

4.5	Form of Irrevocable Children’s Trust No. 2 Note, dated February 5, 2008 (Incorporated by reference to the Form 10/A-1 filed with the SEC on November 19, 2008)

4.6	Form of Irrevocable Children’s Trust No. 2 Note, dated July 21, 2008(Incorporated by reference to the Form F10/A-1 dated November 19, 2008)

4.7	Form of Irrevocable Children’s Trust No. 2 Note, dated June 30, 2009 (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed with the SEC on July 16, 2009.)

4.8	Form of Irrevocable Children’s Trust No. 2 Note, dated June 30, 2010 (Incorporated by reference to Exhibit 4.8 to the Form 10-Q filed with the SEC on July 30, 2010.

4.9	Form of Irrevocable Children’s Trust No. 2 Note, dated July 21, 2010 in the amount of $6,500, incorporated by reference to Exhibit 4.9 to Registrant’s Form 10-Q filed with the SEC on November 4, 2010.

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

4.13
Form of Irrevocable Children’s Trust No. 2 Note, dated September 30, 2011 in the amount of $48,650, incorporated by reference to Exhibit 4.13 to Registrant’s Form 10-Q filed with the SEC on October 13, 2011.

4.14	Form of Irrevocable Children’s Trust No. 2 Revolving Note, dated March 13, 2012 (filed herewith)

10.1	Purchase Agreement for NNN.net and NNN.bz(Incorporated by reference to the Form 10/A-1 filed with the SEC on November 19, 2008)

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

In accordance with the requirements of the Exchange Act, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dover Holding Corporation

March 29, 2012	By:	/s/ Frank P. Crivello
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

March 29, 2012	By:	/s/ Frank P. Crivello
Frank P. Crivello, Chief Executive Officer and
Chief Financial Officer, and Director

March 29, 2012	By:	/s/ James Patty
James Patty, Director

March 29, 2012		/s/David Marks
David Marks,
Director

Dover Holding Corporation and Subsidiary

Table of Contents

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statements of Operations for the years Ended December 31 2011 and 2010, and Development Stage of June 1, 2008 through December 31, 2011	F-4

Consolidated Statements of Stockholders’ Deficit for the years Ended December 31, 2011 and 2010, and Development Stage of June 1, 2008 through December 31, 2011	F-5

Consolidated Statements of Cash Flows for the years Ended December 31, 2011 and 2010, and Development Stage of June 1, 2008 through December 31, 2011	F-6

Notes to Consolidated Financial Statements as of December 31, 2011 and December 31, 2010	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Dover Holding Corporation

We have audited the accompanying consolidated balance sheets of Dover Holding Corporation and Subsidiary (a development stage company) as of December 31, 2011 and 2010 and the related conosolidated statements of operations, stockholders’ deficit and cash flows for the years ended  December 31, 2011 and 2010 and  the period June 1, 2008 (inception of development stage) through December 31, 2011. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dover Holding Corporation and Subsidiary (a development stage company) as of December 31, 2011 and 2010 and the results of their operations and their cash flows for of the years ended December 31, 2011 and 2010 and from June 1, 2008 (inception of development stage) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Dover Holding Corporation and subsidiary will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company requires additional working capital to meet its current liabilities.  This condition raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are fully described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Demetrius & Company, L.L.C.

Wayne, New Jersey
March 29, 2012

Dover Holding Corporation and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	December 31, 2011	December 31, 2010
	(Audited)	(Audited)

Current Assets
Cash	$159	$185
Total Current Assets	159	185

Other Assets
Domain Names	30,425	32,925
Total Other Assets	30,425	32,925

TOTAL ASSETS	$30,584	$33,110

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$78,285	$80,596
Other Liabilities	52,000	48,000
Accrued Interest Payable	12,317	6,450
Notes Payable	88,350	50,650
Total Current Liabilities	230,952	185,696

TOTAL LIABILITIES	230,952	185,696

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value, 5,000,000
authorized, none issued	-	-
Common Stock, $0.001 par value, 130,000,000
Shares authorized, 27,115,376 outstanding	27,115	27,115
Additional Paid In Capital	10,149,393	10,149,393
Accumulated (Deficit )	(10,137,691)	(10,137,691)
Accumulated (Deficit) Development Stage	(239,185)	(191,403)
Total Stockholders' Deficit	(200,368)	(152,586)

TOTAL LIABILITIES & STOCKHOLDERS'
DEFICIT	$30,584	$33,110

See Accompanying Notes to Consolidated Financial Statements

Dover Holding Corporation and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

(Audited)

	Twelve Months Ended December 31,		Developmental Stage
	2011	2010	For the period June 1, 2008 to December 31, 2011
Expenses
General and Administrative Fees	$-	$500	$4,448
Impairment	2,500	-	19,575
Professional Fees	39,354	21,781	200,407
Total Expenses	41,854	22,281	224,430

Operating Loss	(41,854)	(22,281)	(224,430)

Other Expenses
Interest Expenses	5,928	3,195	14,755
Total Other Expenses	5,928	3,195	14,755

Net Loss	$(47,782)	$(25,476)	$(239,185)

Net Loss per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common
Shares
Outstanding - Basic and Diluted	27,115,136	27,115,136	26,422,010

See Accompanying Notes to Consolidated Financial Statements

Dover Holding Corporaiton and Subsidiary
( A Development Stage Company)
Consolidated Statements of Stockholders’ Deficit
For Twelve Months Ending December 31, 2011 and December 31, 2010

	Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Accumulated Deficit Developmental Stage
	Shares	Amount				Total

Balance December 31, 2007	2,000,000	$2,000	$10,048,931	$(10,125,365)	-	$(74,434)

Purchase of domain/internet June1, 2008	10,000,000	10,000	40,000			50,000

Conversion of Note Payable August 1, 2008	15,115,376	15,115	60,462			75,577

Net loss from January 1, 2008 through May 31, 2008				(12,326)		(12,326)

Net loss from June 1, 2008 through December 31, 2008					(72,721)	(72,721)

Balance December 31, 2008	27,115,376	$27,115	$10,149,393	$(10,137,691)	$(72,721)	$(33,904)

Net loss from June 1, 2008 through December 31, 2009					(93,206)	(93,206)

Balance December 31, 2009	27,115,376	$27,115	$10,149,393	$(10,137,691)	$(165,927)	$(127,110)

Net loss from June 1, 2008 through
December 31, 2010					(25,476)	(25,476)

Balance December 31, 2010	27,115,376	$27,115	$10,149,393	$(10,137,691)	$(191,403)	$(152,586)

Net loss from June 1, 2008 through
December 31, 2011					(47,782)	(47,782)

Balance December 31, 2011	27,115,376	$27,115	$10,149,393	$(10,137,691)	$(239,185)	$(200,368)

See Accompanying Notes to Consolidated Financial Statements

Dover Holding Corporation and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
Audited

	Twelve Months Ended December 31,		Development Stage
	2011	2010	For the period June 1, 2008 to December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(47,782)	$(25,476)	$(239,185)
Adjustments to reconcile net loss to net cash
used in operating activities
Impairment	2,500	-	19,575

Changes in Operation Assets & Liabilities:
Retainer	-	2,500	(2,500)
Accounts Payable and Accrued expenses	1,689	4,517	120,058
Accrued Interest Payable	5,867	3,195	13,821
Net Cash Used in Operating Activities	(37,726)	(15,264)	(88,231)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Note Payable	37,700	15,400	88,350
Net Cash Provided by Financing Activities	37,700	15,400	88,350

NET INCREASE (DECREASE) IN CASH:	(26)	136	119

BEGINNING CASH	185	49	40

ENDING CASH	$159	$185	$159

SUPPLEMENTAL DISCLOSURE OF CASH ITEMS:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Purchase of domain name	$-	$-	$(50,000)
Common stock for domain name	$-	$-	$10,000
Additional paid in capital for domain name	$-	$-	$40,000
Note payable conversion for common stock	$-	$-	$(62,600)
Accrued interest conversion for common stock	$-	$-	$(12,977)
Common stock for note payable	$-	$-	$15,115
Additional paid in capital for note payable	$-	$-	$60,462

See Accompanying Notes to Consolidated Financial Statements

Dover Holding Corporation and Subsidiary
(A Development Stage Company as of June 1, 2008)
Notes to Consolidated Financial Statements
As of December 31, 2011 and 20010 (Audited)

Note 1 – Organization and Operations and Going Concern

(A)	Organization and Operations

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

In October 2011, the Company formed Dover Management, Inc. (“DMI”).  DMI will manage real estate. As of December 31, 2011, DMI has not begun any activity.

(B)	Going Concern

The Company has been dependent upon the proceeds of loans from its stockholders and the receipt of capital investments to fund its continuing activities.  The Company has incurred operating losses.  The Company expects to incur significant increasing operating losses over the next several years until we can maintain a consistent revenue stream.  There is no assurance that the Company’s developmental and marketing efforts will be successful.  The Company will continue to require the infusion of capital or loans until operations become profitable.  There can be no assurance that the Company will ever achieve any revenues or profitable operations from the sale of its proposed services.  The Company is seeking additional capital at this time.  During the twelve months ended December 31, 2011, the Company had a net loss of $47,782 and negative cash flows from operations of $37,726, and as of December 31, 2011, the Company had a working capital deficiency of $230,793 and a stockholders’ deficiency of $200,368.  As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

(A)   Principals of Consolidation
The financial statements include the accounts of the Company and its wholly owned subsidiary.  All significant intercompany accounts and transactions have been eliminated.

Dover Holding Corporation and Subsidiary
(A Development Stage Company as of June 1, 2008)
Notes to Consolidated Financial Statements
As of December 31, 2011 and 2010 (Audited)

(B)	Cash
The Company maintains its cash balances with one financial institution.  The balance at the  institution may at times exceed Federal Deposit Insurance Corporation limits.

(C)	Domain Names
        The Company currently has domain names carried at fair value.

(D)	Revenue Recognition
The Company currently has no revenue recognition.

(E)	Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments,  including cash, accounts payable, accrued expenses and note payables at December 31, 2011, approximates their fair value    because of their relatively short-term nature.

(F)	Use of Estimates
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

(G)	Accounting for the Impairment of Long-Lived Assets
The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable or annually.  It is reasonably possible that these assets could become impaired as a result of technology or other industry changes.  Determination of recoverability of assets to be held and used is performed by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets or comparable market prices of the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  Through December 31, 2011, the Company evaluated its intangible assets and concluded that the domain names carrying amount exceeded their fair market value and accordingly the Company recorded in impairment charge of $19,400. The impairment charges were determined by comparing the value of similar domain names which were recently sold.

(H)	Net Loss Per Share
The loss per  share (basic and diluted) has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during each period.  Common stock equivalents were not included in the calculation of diluted loss per share as there were none outstanding during the periods presented as well as their effect would be anti-dilutive.

(I)	Development Stage Company
In June 2008, the Company acquired the domain names “nnn.net” and “nnn.bz”.  At that point in time, the Company became a development stage company.  The Company has not yet incurred any research and development expenses.

Dover Holding Corporation and Subsidiary
(A Development Stage Company as of June 1, 2008)
Notes to Consolidated Financial Statements
As of December 31, 2011 and 2010 (Audited)

(J)   Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes”, which requires that the Company recognize deferred tax assets and liabilities  based on the differences between the financial statements carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse.  Deferred income tax benefit (expense) results from the change in net deferred tax assets or liabilities.  A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company accounts for uncertainties in income taxes in accordance with ASC Topic 740-10-5 “Accounting for Uncertainties in Income Taxes”, which clarifies the accounting for uncertainity in income taxes recognized in an enterprise’s financial statements.

(K)	New Authoritative Accounting Prouncements
The Company does not anticipate the adoption of the recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position of cash flows.

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

On February 5, 2008, the Company entered into a revolving loan from the Irrevocable Children’s Trust No. 2, at an annual rate of 8%.  From January 1, 2011 through December 31, 2011, the Company borrowed an additional $37,700 with the same terms. The principal balance as of December 31, 2011 was $88,350.   The trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company.

Dover Holding Corporation and Subsidiary
(A Development Stage Company as of June 1, 2008)
Notes to Consolidated Financial Statements
As of December 31, 2011 and 2010 (Audited)

B. Domain Name Purchase

On June 1, 2008, the Company purchased two domain names from Santa Clara Partners, LLC, a related party.   As consideration for the purchase of the Domain Names the Company issued 10,000,000 shares of the Company’s common stock valued at $.005 per share valued at $50,000 on August 1, 2008.

Note 4 – Liquidity Concern

The Company expects to fund interim operations through the issuance of debt from Irrevocable Children’s Trust No. 2, which the trustee of this entity is a member of Santa Clara Partners, LLC, a shareholder and executive of the Company or its affiliates.  As shown in the accompanying financial statements, the Company incurred a net loss of $47,607 and $25,476 for the twelve months ending December 31, 2011 and 20010 respectively. The Company is focusing its business plan on providing long-term, real estate-based financing for micro-cap public companies.  The Company believes that micro-cap public companies have limited access to financing given the current national and international macro-economic conditions.  Real estate assets held by non-real estate companies, traditionally have been illiquid assets.

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

Note 6 – Income Tax

Differences between the tax provision computed using the statutory federal income tax rate and the effective income tax rate on operations is as follows:

	2011	2010

Federal Statutory Rate	$(16,185)	$(8,662)

Tax Benefit not provided due to valuation allowance	16,185	8,662
	$0	$0

Dover Holding Corporation and Subsidiary
(A Development Stage Company as of June 1, 2008)
Notes to Consolidated Financial Statements
As of December 31, 2011 and 2010 (Audited)

Components of the Company’s deferred tax assets and liabilities are as follows:

	2011	2010
Deferred tax assets:
Tax benefits related to net operating loss carry forwards	$3,528,077	$3,511,892

Valuation allowance for Deferred tax assets	(3,528,077)	(3,511,892)
Net deferred tax assets	$0	$0

At December 31, 2011 and 2010, all deferred tax assets are noncurrent.

As  of  December  31,  2011,   the  Company  had  a  net  operating   loss carryforwards  for  U.S federal  income  tax  purposes  in  the  aggregate  of $10,376,701, which expire at various dates through 2033.  Provisions are made for estimated U.S. income taxes, less available tax credits and deductions.

At December 31, 2011 and 2010, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits, if any, in interest and operating expenses.  No interest or penalties were recorded as of December 31, 2011 and 2010.

The Company files U.S. and state income tax returns in jurisdictions with various states of limitations.  The 2008 through 2011 tax years generally remains ubject to examination by federal and most state tax authorities.

Note 7 – Subsequent Events

Management has evaluated events occurring subsequent to December 31, 2011 through March 29, 2012, to determine if any such events should either be recognized or disclosed.  There were no such events.